Form 10QSB
GAME FINANCIAL CORP
filed 1996-05-20
CIK 920106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from...............to...............

                         Commission file number 0-23626

                           GAME FINANCIAL CORPORATION
               (Exact name of issuer as specified in its charter)

          Minnesota                                             41-1684452
 (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

            10911 West Highway 55, Suite 205, Plymouth, MN 55441-6114
                    (Address of principal executive offices)

                                 (612) 544-0062
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____


    APPLICABLE ONLY TO CORPORATE ISSUERS: As of May 6, 1996, the Corporation had 3,490,237 shares of its $.01 par value common stock outstanding.




                                TABLE OF CONTENTS



                                                                       Page
                                                                      Number

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at March 31,
           1996 and December 31, 1995                                     3

         Condensed Consolidated Statements of Income for the
           Three Months Ended March 31, 1996 and
           March 31,1995                                                  4

         Condensed Consolidated Statements of Cash Flows for
           the Three Months Ended March 31, 1996 and
           March 31, 1995                                                 5

         Notes to Condensed Consolidated Financial Statements             6


 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                7 - 8


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                               10

Exhibit 11 - Computation of Earnings Per Share                           11

Exhibit 27 - Financial Data Schedule                                     12


                           GAME FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     AS OF:

                                          MARCH 31,    DECEMBER 31,
                                            1996          1995
                                          ----------   ----------
                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents            $2,469,194   $  868,903
     Marketable securities                 2,981,863    3,795,164
     Receivables                             208,561      209,482
     Other                                   257,402      139,283
                                          ----------   ----------
          TOTAL CURRENT ASSETS             5,917,020    5,012,832
                                          ----------   ----------

EQUIPMENT
     Furniture, fixtures, and equipment    1,728,501    1,492,028
     Less accumulated depreciation           527,856      438,949
                                          ----------   ----------
                                           1,200,645    1,053,079
                                          ----------   ----------

MARKETABLE SECURITIES                        209,348      565,487
                                          ----------   ----------
                                          $7,327,013   $6,631,398
                                          ==========   ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                     $  729,765   $  425,460
     Payable to customers                     19,131       19,662
     Accrued expenses                        115,376      204,380
     Income taxes payable                    121,826       34,801
     Deferred revenue                        201,373       91,225
                                          ----------   ----------
          TOTAL CURRENT LIABILITIES        1,187,471      775,528
                                          ----------   ----------

DEFERRED INCOME TAXES                         49,400       49,400
                                          ----------   ----------

STOCKHOLDERS' EQUITY
     Preferred Stock                            --           --
     Common stock                             34,892       34,781
     Additional paid-in capital            4,192,796    4,192,796
     Retained earnings                     1,860,432    1,576,662
     Unrealized gain on investments            2,022        2,231
                                          ----------   ----------
                                           6,090,142    5,806,470
                                          ----------   ----------
                                          $7,327,013   $6,631,398
                                          ==========   ==========


            See notes to condensed consolidated financial statements




                           GAME FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                           FOR THE THREE MONTHS ENDED:

                                       MARCH 31,    MARCH 31,
                                         1996         1995
                                      ----------   ----------
Revenue                               $3,188,161   $1,702,203

Cost of Revenue                        2,032,221      960,466
                                      ----------   ----------

Gross Margin                           1,155,940      741,737

Sales, Marketing, General And
   Administrative Expenses               728,132      443,613
                                      ----------   ----------

Operating Income                         427,808      298,124

Other Income                              31,073       43,201
                                      ----------   ----------

Income Before Taxes                      458,881      341,325

Income Tax Expense                       175,000      123,600
                                      ----------   ----------

Net Income                            $  283,881   $  217,725
                                      ==========   ==========

Net Income Per Share                  $     0.08   $     0.06
                                      ==========   ==========

Weighted Average Shares Outstanding    3,699,485    3,516,245
                                      ==========   ==========


            See notes to condensed consolidated financial statements




                           GAME FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           FOR THE THREE MONTHS ENDED:

                                                              MARCH 31,      MARCH 31,
                                                                1996           1995
                                                             -----------    -----------
OPERATING ACTIVITIES
     Net income                                              $   283,881    $   217,725
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
           Depreciation                                           88,907         23,402
          Amortization of investment premiums
               and discounts                                      21,027         32,406
     Changes in operating assets and liabilities:
          Receivables                                                921         45,522
          Other current assets                                  (118,119)       (27,094)
          Accounts payable                                       304,305         38,381
          Payable to customers                                      (531)       (21,105)
          Accrued expenses                                       (89,004)      (343,614)
          Due to affiliated company                                 --          (12,813)
          Income taxes payable                                    87,025         53,500
          Deferred revenue                                       110,148       (112,103)
                                                             -----------    -----------
               Net cash provided (used) by
                     operating activities                        688,560       (105,793)
                                                             -----------    -----------

INVESTING ACTIVITIES
     Proceeds from maturities of marketable securities         1,416,825        445,875
     Purchases of marketable securities                         (268,621)      (630,000)
     Purchases of equipment                                     (236,473)      (261,442)
                                                             -----------    -----------
          Net cash provided (used) by investing activities       911,731       (445,567)
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                           1,600,291       (551,360)

CASH AND CASH EQUIVALENTS
     Beginning of period                                         868,903        896,243
                                                             -----------    -----------
     End of period                                           $ 2,469,194    $   344,883
                                                             ===========    ===========



            See notes to condensed consolidated financial statements



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION - In the opinion of the Company, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations and cash flows for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996, or any other period. For further information, refer to the consolidated financial statements and footnotes included in the registrant Company's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2. - REVENUE RECOGNITION - The Company has certain financial service agreements which provide for decreasing rates of fees based on the attainment of specified dollar amounts of transactions processed. Revenue on these contracts are recorded using the actual transactions processed during the period at the overall projected fee rate to be earned under the contract. The estimated fees to be earned under these contracts are reviewed on a regular basis. The cumulative impact of changes to these estimates are recorded in the month of the revision.

 NOTE 3. - CASINO LOCATIONS - The Company operates its funds transfer facilities pursuant to agreements with the operators of the host casinos. Such agreements typically have initial terms of one to three years with renewal clauses. The following table summarizes the contract activity since 1992.



                                                              -----------LOCATIONS--------
                                                                           CREDIT CARD
                                                   NUMBER      CREDIT          AND
                                                     OF         CARD          CHECK
                                                   STATES       ONLY         CASHING        TOTAL
December 31, 1992                                     1           0              5             5

Locations Opened                                                  1              1             2
Locations Discontinued                                                          (1)           (1)
                                                              --------      --------       --------
December 31, 1993                                     3           1              5             6

Locations Opened                                                  4              2             6
Locations Discontinued                                                          (2)           (2)
                                                              --------      --------       --------
December 31, 1994                                     5           5              5            10

Locations Opened                                                 18              4            22
Locations Discontinued                                           (4)                          (4)
                                                              --------      --------       --------
December 31, 1995                                    14          19              9            28

Locations Opened                                                  8              7            15
Locations Discontinued                                                                         0
                                                              --------      --------       --------
May 6, 1996                                          15          27             16            43
                                                              ========      ========       ========

Contracted Locations Opening after May 6, 1996                    9              1            10
                                                              ========      ========       ========



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

     The Company derives revenue from fees charged for financial services, principally making cash advances on credit cards, cashing checks and providing ATM services in gaming establishments.

     Revenue for the quarter ended March 31, 1996 was $3,188,000, a 87% increase over $1,702,000 for the same period in 1995. The Company operated in 38 locations at March 31, 1996, compared with 18 locations at March 31, 1995. The difference of 20 locations is comprised of 10 locations that opened between April 1, 1995 and December 31, 1995 and 10 that opened during the quarter ended March 31, 1996. In addition, growth in revenue from the 18 locations that existed at March 31, 1995 also contributed to the increase.

As of May 6, 1996, the Company is operating in 43 location and has signed contracts for 10 additional locations to open during the second quarter of 1996, including Grand Casino Tunica located in Tunica County, Mississippi. The Company's credit card cash advance equipment is fully operational in the Stratosphere Casino in Las Vegas, Nevada which opened as scheduled on April 30, 1996.


COST OF REVENUE

     The cost of revenue is primarily comprised of credit card cash advance processing fees paid to the credit card company, casino commissions, as defined in the financial services agreements, payroll for employees staffing the service desks at check cashing locations, bad check expense, depreciation related to the equipment at the locations and operating supplies of the location.

     Cost of revenue for the quarter ended March 31, 1996 was $2,032,000, a 112% increase over $960,000 for the first quarter of 1995. The variable nature of the majority of the direct expenses is the primary cause of the increase in cost of revenue.

     The gross margin percentage was 36% for the quarter ended March 31, 1996 compared to 43% for the same period last year. The reduction is due to a combination of factors including start-up expenses, primarily payroll and equipment, related to opening check cashing locations during the quarter, increases in casino commissions and higher depreciation expense.

     Management continues to believe that as the Company enters into more established markets with larger properties, primarily Las Vegas and Atlantic City, there will be increased pressure on gross margins. The Company is continuing its efforts to improve operating efficiencies and improve the cost effectiveness of its equipment.


SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

     Sales, marketing, general and administrative expenses for the quarter ended March 31, 1996 were $728,000, a 64% increase over $444,000 for the same period last year. The fact these expenses grew slower than revenue is confirmation of management's effort to control expenses. During the quarter support personnel were added primarily to accommodate the additional locations opened during the quarter. No additional sales personnel were hired during the quarter. The Company is aggressively implementing its marketing plan to increase the recognition of Game Financial Corporation as the premier provider of financial services in the gaming industry.

     The Company will continue to prudently invest in the development of new and improved applications of technology for the financial services segment of the gaming industry. In addition, through ongoing contact with current customers, the Company is continually upgrading and implementing system enhancements.


NET INCOME:

     For the quarter ended March 31, 1996, net income increased 30% to $284,000, or 8 cents per share compared with $217,000, or 6 cents per share for the same period last year. All earnings per share amounts have been adjusted to reflect the 5-for-4 stock split effected as a 25% stock dividend paid on September 26, 1995.


LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 1996, the Company had $5,917,000 in current assets compared with $5,013,000 at December 31, 1995. Cash, cash equivalents and marketable securities totaled $5,660,000 at March 31, 1996 compared with $5,230,000 at December 31, 1995. The improvement in liquidity is a direct result of the Company's profitable operations and positive cash flow in the quarter ended March 31, 1996.

     Operating activities during the quarter ended March 31, 1996 generated $689,000 of net cash compared with a use of $106,000 of cash for the same period last year. Though net income was only $66,000 different between quarters, changes in operating assets and liabilities, primarily accrued expenses and deferred revenue created the significant difference between the quarters. The Company's investment in property and equipment of $236,000 during the quarter ended March 31, 1996 was slightly below the investment during the same period last year. Investments in property are primarily related to equipment used in casino locations, but some additional office equipment is also required as additional corporate staff are added.

     The Company believes its liquidity and capital resources together with cash generated from operations will be sufficient to finance its planned expansion.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

              No significant legal proceedings

ITEM 2.  CHANGES IN SECURITIES

              None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

              None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits:

              (11) Statement re: computation of earnings per share

              (27)  Financial Data Schedule

              Reports on Form 8-K:

              None




                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         GAME FINANCIAL CORPORATION
                                  (Registrant)

Dated:  May 8,1996                       By:  /s/ Gary A. Dachis
                                              Gary A. Dachis, President and
                                              Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                       DATE
/s/ Gary A. Dachis                          President, Chief Executive Officer,         5/8/96
Gary A. Dachis                              Secretary, Treasurer and Director

/s/ Stephen P. Weisbrod                     Vice President Information Systems          5/8/96
Stephen P. Weisbrod                         and Director

/s/ Jeffrey Ringer                          Vice President Finance and Chief            5/8/96
Jeffrey L. Ringer                           Financial Officer

                                            Director
Thomas J. Brosig

/s/ Paul H. Ravich                          Director                                    5/8/96
Paul H. Ravich
