Form 10QSB
period 1996-06-30
GAME FINANCIAL CORP
filed 1996-08-14
CIK 920106

GAME FINANCIAL CORPORATION

                                   FORM 10-QSB
                                  JUNE 30, 1996

                     U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from ...................... to .......................

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



 APPLICABLE ONLY TO CORPORATE ISSUERS: As of August 1, 1996, the Corporation had
        4,504,573 shares of its $.01 par value common stock outstanding.


                                TABLE OF CONTENTS



                                                                         Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at June 30,
                     1996 and December 31, 1995                           3

               Condensed Consolidated Statements of Income for the
                      Three Months Ended June 30, 1996 and
                      June 30, 1995                                       4

               Condensed Consolidated Statements of Income for the
                      Six Months Ended June 30, 1996 and
                      June 30, 1995                                       5

                 Condensed Consolidated Statements of Cash Flows for
                      the Six Months Ended June 30, 1996 and
                         June 30, 1995                                    6

                Notes to Condensed Consolidated Financial Statements      7


      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations           8 - 9


PART II.  OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K                          10



SIGNATURES                                                                11

Exhibit 11 - Computation of Earnings Per Share                            12

Exhibit 27 - Financial Data Schedule                                      13





                           GAME FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     AS OF:

                                               JUNE 30,     DECEMBER 31,
                                                1996            1995
                                             ----------      ----------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $3,351,287      $  868,903
     Marketable securities                    2,934,568       3,795,164
     Receivables                                256,195         209,482
     Other                                      248,106         139,283
                                             ----------      ----------
          TOTAL CURRENT ASSETS                6,790,156       5,012,832
                                             ----------      ----------

EQUIPMENT
     Furniture, fixtures, and equipment       2,077,038       1,492,028
     Less accumulated depreciation              649,253         438,949
                                             ----------      ----------
                                              1,427,785       1,053,079
                                             ----------      ----------

MARKETABLE SECURITIES                           253,865         565,487
                                             ----------      ----------
                                             $8,471,806      $6,631,398
                                             ==========      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                        $  943,430      $  425,460
     Payable to customers                        18,360          19,662
     Accrued expenses                           175,767         239,181
     Deferred revenue                           304,288          91,225
                                             ----------      ----------
          TOTAL CURRENT LIABILITIES           1,441,845         775,528
                                             ----------      ----------

DEFERRED INCOME TAXES                            48,000          49,400
                                             ----------      ----------

STOCKHOLDERS' EQUITY
     Preferred Stock                               --              --
     Common stock                                45,045          34,781
     Additional paid-in capital               4,717,690       4,192,796
     Retained earnings                        2,219,226       1,576,662
     Unrealized gain on investments                --             2,231
                                             ----------      ----------
                                              6,981,961       5,806,470
                                             ----------      ----------
                                             $8,471,806      $6,631,398
                                             ==========      ==========


            See notes to condensed consolidated financial statements

                           GAME FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                           FOR THE THREE MONTHS ENDED:

                                           JUNE 30,                         JUNE 30,
                                            1996                 %           1995                 %
                                         ---------------------------      ---------------------------
Revenue                                  $4,636,898             100%      $2,119,144             100%

Cost of Revenue                           3,208,793              69%       1,305,105              62%
                                         ----------                       ----------

Gross Margin                              1,428,105              31%         814,039              38%

Sales, Marketing, General And
   Administrative Expenses                  870,352              19%         443,263              21%
                                         ----------                       ----------

Operating Income                            557,753              12%         370,776              17%

Other Income                                 34,040               1%          42,717               2%
                                         ----------                       ----------

Income Before Taxes                         591,793              13%         413,493              20%

Income Tax Expense                          233,000               5%         155,248               7%
                                         ----------                       ----------

Net Income                               $  358,793               8%      $  258,245              12%
                                         ==========                       ==========

Net Income Per Share                     $     0.08                       $     0.06
                                         ==========                       ==========

Weighted Average Shares Outstanding       4,715,004                        4,441,313
                                         ==========                       ==========



            See notes to condensed consolidated financial statements



                           GAME FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            FOR THE SIX MONTHS ENDED:

                                          JUNE 30,                        JUNE 30,
                                            1996            %               1995            %
                                         -----------------------          ---------------------
Revenue                                  $7,825,059        100%           $3,821,347       100%

Cost of Revenue                           5,241,014         67%            2,272,747        59%
                                         ----------                       ----------

Gross Margin                              2,584,045         33%            1,548,600        41%

Sales, Marketing, General And
   Administrative Expenses                1,598,484         20%              879,700        23%
                                         ----------                       ----------

Operating Income                            985,561         13%              668,900        18%

Other Income                                 65,113          1%               85,918         2%
                                         ----------                       ----------

Income Before Taxes                       1,050,674         13%              754,818        20%

Income Tax Expense                          408,000          5%              278,849         7%
                                         ----------                       ----------

Net Income                               $  642,674          8%           $  475,969        12%
                                         ==========                       ==========

Net Income Per Share                     $     0.14                       $     0.11
                                         ==========                       ==========

Weighted Average Shares Outstanding       4,669,680                        4,418,309
                                         ==========                       ==========





                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            FOR THE SIX MONTHS ENDED:

                                                                  JUNE 30,         JUNE 30,
                                                                   1996              1995
                                                                -----------       -----------
OPERATING ACTIVITIES
     Net income                                                 $   642,674       $   475,970
     Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation                                             210,304            96,632
           Amortization of investment premiums
               and discounts                                         38,062            63,236
           Changes in operating assets and liabilities:
                Receivables                                         (46,713)           42,821
                Other current assets                               (108,823)          (50,511)
                Accounts payable                                    517,970           (43,879)
                Payable to customers                                 (1,302)          (21,385)
                Accrued expenses                                    (63,414)         (319,434)
               Deferred revenue                                     213,063          (147,418)
                                                                -----------       -----------
                    Net cash provided by
                     operating activities                         1,401,821            96,032
                                                                -----------       -----------

INVESTING ACTIVITIES
     Proceeds from maturities of marketable securities            1,924,032           835,275
     Purchases of marketable securities                            (793,507)         (843,056)
     Purchases of equipment                                        (585,010)         (504,029)
                                                                -----------       -----------
          Net cash provided (used) by investing activities          545,515          (511,810)
                                                                -----------       -----------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                         25,048              --
     Proceeds from exercise of underwriter warrants                 510,000              --
                                                                -----------       -----------
          Net cash provided by financing activities                 535,048              --
                                                                -----------       -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                              2,482,384          (415,778)

CASH AND CASH EQUIVALENTS
     Beginning of period                                            868,903           896,243
                                                                -----------       -----------
     End of period                                              $ 3,351,287       $   480,465
                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                -----------       -----------
     Cash Paid for Taxes                                        $   500,075       $   230,400
                                                                -----------       -----------




            See notes to condensed consolidated financial statements


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION - In the opinion of the Company, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations for the three months and six months ended June 30, 1996 and 1995. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996, or any other period. For further information, refer to the consolidated financial statements and footnotes included in the registrant Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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






                                                  --------------------------LOCATIONS-----------------

                                                   NUMBER      CREDIT     CHECK CASHING
                                                     OF     CARD OR ATM    AND CREDIT
                                                   STATES       ONLY       CARD OR ATM      TOTAL
                                                  ----------------------------------------------------
December 31, 1992                                     1          0              5             5

Locations Opened                                                 1              1             2
Locations Discontinued                                                         (1)           (1)
                                                  ----------------------------------------------------
December 31, 1993                                     3          1              5             6

Locations Opened                                                 4              2             6
Locations Discontinued                                                         (2)           (2)
                                                  ----------------------------------------------------
December 31, 1994                                     5          5              5             10

Locations Opened                                                18              4             22
Locations Discontinued                                          (4)                           (4)
                                                  ----------------------------------------------------
December 31, 1995                                    14         19              9             28

Locations Opened                                                 4              6             10
Locations Discontinued
                                                  ----------------------------------------------------
March 31, 1996                                       14         23             15             38

Locations Opened                                                14              3             17
Locations Discontinued                                          (1)             0             (1)
                                                  ----------------------------------------------------
June 30, 1996                                        16         36             18             54
                                                  ====================================================


Contracted Locations Opening after June 30, 1996                11              0             11
                                                            ==========================================







ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

     The Company derives revenue from fees charged for financial services, principally making cash advances on credit cards, cashing checks and providing ATM services to customers in gaming establishments.

     Revenue for the quarter ended June 30, 1996 was $4,637,000, a 119% increase over $2,119,000 for the same period in 1995. Revenue for the six months ended was $7,825,000, a 105% increase over $3,821,000 for the same period in 1995. The Company operated in 54 locations at June 30, 1996, compared with 23 locations at June 30, 1995. The difference of 31 locations is comprised of five locations that opened between April 1, 1995 and December 31, 1995, 10 that opened during the quarter ended March 31, 1996 and 17 that opened during the quarter ended June 30, 1996. The most notable of the 17 locations that opened during the second quarter of 1996 were Stratosphere, which opened in late April and Grand Casino Tunica, which opened in late June.

As of August 1, 1996, the Company is operating in 57 locations and has agreements in place with eight additional locations which will be operational during the third quarter of 1996.

COST OF REVENUE

     The cost of revenue is primarily comprised of credit card cash advance processing fees paid to the credit card company, casino commissions, as defined in the financial services agreements, payroll for employees staffing the service desks at check cashing locations, bad check expense, depreciation related to the equipment at the locations and operating supplies of the locations.

     Cost of revenue for the quarter ended June 30, 1996 was $3,209,000, a 146% increase over $1,305,000 for the first quarter of 1995. Cost of revenue for the six months ended June 30, 1996 was 5,241,000, a 131% increase over $2,273,000 for the same period last year. The variable nature of the majority of the direct expenses is the primary cause of the increase in cost of revenue.

     The gross margin percentage was 31% for the quarter ended June 30, 1996 compared to 38% for the same period last year. For the six months ended June 30, 1996, the gross margin percentage was 33% compared to 41% for the same period last year. The reduction is due to a combination of factors including start-up expenses, primarily payroll and supplies, related to opening check cashing locations during the quarter, increases in casino commissions.

     Management continues to believe that as the Company enters into more established markets with larger properties, primarily Las Vegas and Atlantic City, there will be increased pressure on gross margins. However, with the Company's continuing efforts to improve operating efficiencies and improve the cost effectiveness, margins should remain in their present range.

SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

     Sales, marketing, general and administrative expenses for the quarter ended June 30, 1996 were $870,000, 19% of gross revenue compared to $443,000, 21% of gross revenue for the same period last year. For the six months ended June 30, 1996, sales, marketing and administration expenses were $1,598,000, 20% of gross revenue compared to $880,000, 23% of gross revenue for the same period last year. The reduction in these expenses as a percentage of sales is due to the fixed nature of many of the items, the rapid growth in revenue and of management's effort to control expenses.

     The Company will continue to prudently invest in the development of new and improved applications of technology for the financial services segment of the gaming industry. In addition, through ongoing contact with current customers, the Company is continually upgrading and implementing system enhancements.

NET INCOME:

     For the quarter ended June 30, 1996, net income increased 39% to $359,000 or 8 cents per share compared with net income of $258,000 or 6 cents per share in the second quarter of 1995. For the six months ended June 30, 1996, net income increased 35% to $643,000 or 14 cents per share compared with net income of $476,000 or 11 cents per share for the same period last year. All earnings per share amounts have been restated to reflect the 5-for-4 stock splits in September 1995 and June 1996.


LIQUIDITY AND CAPITAL RESOURCES:

     At June 30, 1996, the Company had $6,790,000 in current assets compared with $5,013,000 at December 31, 1996. Cash, cash equivalents and marketable securities totaled $6,540,000 at June 30, 1996 compared with $5,230,000 at December 31, 1995. The improvement in liquidity is a direct result of the Company's profitable operations and positive cash flow in the six months ended June 30, 1996.

     Operating activities during the six months ended June 30, 1996 generated $1,402,000 of net cash compared with $96,000 for the same period last year. Though net income was only $167,000 different between the periods, changes in operating assets and liabilities, primarily other current assets, accounts payable and deferred revenue created the significant difference between the periods. The Company's investment in property and equipment of $585,000 during the six months ended June 30, 1996 was $81,000 above the investment in equipment during the same period last year. Investments in property are primarily related to equipment used in casino locations.

     During the second quarter, the underwriters exercised all outstanding warrants related to the initial public offering in April 1994. The exercise of the warrants was responsible for $510,000 of the increase in cash and cash equivalents through June 30, 1996.

     The Company believes its liquidity and capital resources together with cash generated from operations will be sufficient to finance its planned expansion.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

         No significant legal proceedings

ITEM 2.  CHANGES IN SECURITIES

         The Company declared a 5-for-4 stock split which was distributed on June 21, 1996. All data in the accompanying financial statement has been restated to give effect to the stock split.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting was held on May 9, 1996. The following matters were submitted to a vote for the shareholders at the Annual
         Meeting:

         Election of Directors - The following persons were elected to serve as directors for a term of one year:

              Gary A. Dachis
              Thomas J. Brosig
              Paul H. Ravich
              Stephen P. Weisbrod

         Amend the Game Financial Stock Option and Incentive Plan to increase the number of shares reserved for issuance by 250,000.

         Ratification of Appointment for Lurie, Besikof, Lapidus & Co. LLP as independent auditors.


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



                                                 GAME FINANCIAL CORPORATION
                                                 (Registrant)

Dated:  August 8, 1996                       By: /s/ Gary A. Dachis
                                                 ------------------
                                                 Gary A. Dachis, President and
                                                 Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                                       DATE

/s/ Gary A. Dachis          President, Chief Executive Officer,         8/8/96
Gary A. Dachis              Secretary, Treasurer and Director

/s/ Stephen P. Weisbrod     Vice President Information Systems          8/8/96
Stephen P. Weisbrod         and Director


/s/ Jeffrey Ringer          Vice President Finance and Chief            8/8/96
Jeffrey Ringer              Financial Officer