Form 10QSB
period 1996-09-30
GAME FINANCIAL CORP
filed 1996-11-07
CIK 920106

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                                THE EXCHANGE ACT

        For the transition period from.................to...............

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


                  13705 First Avenue North, Plymouth, MN 55441
                    (Address of principal executive offices)

                                 (612) 476-8500
                           (Issuer's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__     No____



APPLICABLE ONLY TO CORPORATE ISSUERS: As of November 1, 1996 the Corporation had
        4,505,309 shares of its $.01 par value common stock outstanding.




                                   TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                            Page
                                                                         Number
                                                                         ------
         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets at September 30,
                           1996 and December 31, 1995                       3

                  Condensed Consolidated Statements of Income for the
                           Three Months Ended September 30, 1996 and
                           September 30, 1995                               4

                  Condensed Consolidated Statements of Income for the
                           Nine Months Ended September 30, 1996 and
                           September 30, 1995                               5

                  Condensed Consolidated Statements of Cash Flows for
                           the Nine Months Ended September 30, 1996 and
                           September 30, 1995                               6

                  Notes to Condensed Consolidated Financial Statements      7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8 - 10


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          11


SIGNATURES                                                                  12

         Exhibit 11 - Computation of Earnings Per Share                     13

         Exhibit 27 - Financial Data Schedule                               14



                           GAME FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     AS OF:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1996             1995
                                                             -------------    ------------
                                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                $4,483,097      $  868,903
     Marketable securities                                     1,968,699       3,795,164
     Receivables                                                 332,201         209,482
     Deferred taxes                                               52,000          63,000
     Other                                                       204,741          76,283
                                                              ----------      ----------
          TOTAL CURRENT ASSETS                                 7,040,738       5,012,832
                                                              ----------      ----------

EQUIPMENT
     Furniture, fixtures, and equipment                        2,656,147       1,492,028
     Less accumulated depreciation                               783,102         438,949
                                                              ----------      ----------
                                                               1,873,045       1,053,079
                                                              ----------      ----------

MARKETABLE SECURITIES                                            200,263         565,487
                                                              ----------      ----------
                                                              $9,114,046      $6,631,398
                                                              ==========      ==========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                         $1,182,133      $  425,460
     Payable to customers                                         18,788          19,662
     Accrued expenses                                            331,904         239,181
     Deferred revenue                                             47,719          91,225
                                                              ----------      ----------
          TOTAL CURRENT LIABILITIES                            1,580,544         775,528
                                                              ----------      ----------

DEFERRED INCOME TAXES                                             31,000          49,400
                                                              ----------      ----------

STOCKHOLDERS' EQUITY
     Preferred Stock                                                --              --
     Common stock                                                 45,053          34,781
     Additional paid-in capital                                4,719,352       4,192,796
     Retained earnings                                         2,738,097       1,576,662
     Unrealized gain on investments                                 --             2,231
                                                              ----------      ----------
                                                               7,502,502       5,806,470
                                                              ----------      ----------
                                                              $9,114,046      $6,631,398
                                                              ==========      ==========

            See notes to condensed consolidated financial statements



                           GAME FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                           FOR THE THREE MONTHS ENDED:


                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                  1996          %           1995          %
                                              ---------------------     --------------------

Revenue                                       $  5,448,310     100%     $ 2,610,874     100%

Cost of Revenue                                  3,594,484      66%       1,487,423      57%
                                              ------------              -----------

Gross Margin                                     1,853,826      34%       1,123,451      43%

Sales, Marketing, General And
   Administrative Expenses                       1,021,737      19%         559,629      21%
                                              ------------              -----------

Operating Income                                   832,089      15%         563,822      22%

Other Income                                        32,657       1%          45,064       2%
                                              ------------              -----------

Income Before Taxes                                864,746      16%         608,886      23%

Income Tax Expense                                 345,999       6%         237,915       9%
                                              ------------              -----------

Net Income                                    $    518,747      10%     $   370,971      14%
                                              ============              ===========

Net Income Per Share                          $       0.11              $      0.08
                                              ============              ===========

Weighted Average Shares Outstanding              4,710,006                4,609,985
                                              ============              ===========

            See notes to condensed consolidated financial statements


                               GAME FINANCIAL CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)
                                    FOR THE NINE MONTHS ENDED:


                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                  1996          %            1995         %
                                              ---------------------      --------------------
Revenue                                       $ 13,273,370     100%      $ 6,432,221     100%

Cost of Revenue                                  8,835,485      67%        3,760,169      58%
                                              ------------               -----------

Gross Margin                                     4,437,885      33%        2,672,052      42%

Sales, Marketing, General And
   Administrative Expenses                       2,620,221      20%        1,439,330      22%
                                              ------------               -----------

Operating Income                                 1,817,664      14%        1,232,722      19%

Other Income                                        97,771       1%          130,982       2%
                                              ------------               -----------

Income Before Taxes                              1,915,435      14%        1,363,704      21%

Income Tax Expense                                 754,000       6%          516,763       8%
                                              ------------               -----------

Net Income                                    $  1,161,435       9%      $   846,941      13%
                                              ============               ===========

Net Income Per Share                          $       0.25               $      0.19
                                              ============               ===========

Weighted Average Shares Outstanding              4,683,122                 4,482,205
                                              ============               ===========



                           GAME FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           FOR THE NINE MONTHS ENDED:

                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                    1996              1995
                                                                -------------     -------------
OPERATING ACTIVITIES
     Net income                                                 $ 1,161,435       $   846,941
     Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation                                             344,153           176,284
           Amortization of investment premiums
               and discounts                                         51,133            86,583
           Deferred income taxes                                     (6,000)
           Changes in operating assets and liabilities:
                Receivables                                        (122,719)           52,625
                Other current assets                               (128,458)          (55,066)
                Accounts payable                                    756,673            73,350
                Payable to customers                                   (874)          (23,411)
                Accrued expenses                                     92,723          (170,538)
               Deferred revenue                                     (43,506)         (165,336)
                                                                -----------       -----------
                    Net cash provided by
                     operating activities                         2,104,560           821,432
                                                                -----------       -----------

INVESTING ACTIVITIES
     Proceeds from maturities of marketable securities            2,930,432              --
     Purchases of marketable securities                            (793,507)          (54,485)
     Purchases of equipment                                      (1,164,119)         (566,657)
                                                                -----------       -----------
          Net cash provided (used) by investing activities          972,806          (621,142)
                                                                -----------       -----------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                         26,828            14,596
     Proceeds from exercise of underwriter warrants                 510,000              --
                                                                -----------       -----------
          Net cash provided by financing activities                 536,828            14,596
                                                                -----------       -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                            3,614,194           214,886

CASH AND CASH EQUIVALENTS
     Beginning of period                                            868,903           896,243
                                                                -----------       -----------
     End of period                                              $ 4,483,097       $ 1,111,129
                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                -----------       -----------
     Cash Paid for Taxes                                        $   728,879       $   350,425
                                                                -----------       -----------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. - BASIS OF PRESENTATION - In the opinion of the Company, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations for the three months and nine months ended September 30, 1996 and 1995. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996, or any other period. For further information, refer to the consolidated financial statements and footnotes included in the registrant Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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


                                                 --------------------LOCATIONS----------------

                                                  NUMBER     CREDIT     CHECK CASHING
                                                    OF     CARD OR ATM    AND CREDIT
                                                  STATES      ONLY       CARD OR ATM     TOTAL
                                                 ---------------------------------------------
December 31, 1992                                   1           0             5            5

Locations Opened                                                1             1            2
Locations Discontinued                                          -            (1)          (1)
                                                 ---------------------------------------------
December 31, 1993                                   3           1             5            6

Locations Opened                                                4             2            6
Locations Discontinued                                          -            (2)          (2)
                                                 ---------------------------------------------
December 31, 1994                                   6           5             5           10

Locations Opened                                               18             4           22
Locations Discontinued                                         (4)            -           (4)
                                                 ---------------------------------------------
December 31, 1995                                  14          19             9           28

Locations Opened                                                4             6           10
Locations Discontinued                                          -             -            -
                                                 ---------------------------------------------
March 31, 1996                                     14          23            15           38

Locations Opened                                               14             3           17
Locations Discontinued                                         (1)            0           (1)
                                                 ---------------------------------------------
June 30, 1996                                      16          36            18           54

Locations Opened                                               12             1           13
Locations Discontinued                                          -             -            -
                                                 ---------------------------------------------
September 30, 1996                                 17          48            19           67
                                                 =============================================

Contracted Locations Opening after September 30, 1996           3             0            3
                                                          ====================================




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

     The Company's GameCash solution enables casinos to offer their patrons comprehensive cash access services including credit card cash advances, check cashing and ATMs. Revenue which is derived from fees charged for cash access services, has increased significantly as a result of an increase in the number of locations at which the Company provides cash access services, the establishment of operations at larger casinos and an increase in the volume of transactions at existing locations. The Company provided GameCash cash access services at 67 locations at September 30, 1996, compared to six, 10 and 28 locations at the end of 1993, 1994 and 1995, respectively. At September 30, 1996, the Company had agreements in place with three additional locations at which operations are expected to commence by December 31, 1996. In April 1996, the company also began providing cash access services through ATMs and at September 30, 1996 operated ATMs at six locations. Fees from ATM services have not accounted for a significant portion of revenue to date, but are expected to be a growing source of revenue in future periods.

     Cost of revenue consists principally of credit card cash advance processing fees paid to credit card companies, commissions paid to casino operators pursuant to cash access services agreements, payroll for employees staffing the GameCash service desks at check cashing locations, depreciation related to the equipment at the locations, bad check expense and operating supplies of the locations. Fees paid to credit card companies for processing cash advances are based on a percentage of the dollar volume of transactions processed. While the applicable rates payable by the Company decrease slightly at specified aggregate dollar volumes of transactions processed, processing fees generally increase in proportion to increases in revenue. Casino commissions are typically based on a percentage of fee revenue generated at each property. As a result, as transactions volumes and revenue grows, so will casino commissions. As existing casinos in emerging markets mature and as competition for contracts with casinos in both the traditional and emerging markets intensifies, the Company's margins on new contracts or renewals of existing contacts may decrease due to higher commission rates payable by the Company to casino operators. In addition, the Company is seeking to expand into the traditional gaming markets of Las Vegas and Atlantic City. While larger casinos in these markets generate higher volumes of cash access revenue, margins for cash access services are lower due to the higher commissions generally paid to casino operators.

Sales, marketing, general and administrative expenses have increased as a result of the expansion of the Company's sales staff and increased marketing efforts designed to promote the recognition of Game Financial Corporation and its GameCash services. In December 1995, the Company added a Vice President of National Sales and three sales representatives. The Company's sales staff currently consists of six full-time employees, all of whom have experience in the gaming industry. In addition, Gary A. Dachis, President and Chief Executive Officer of the Company, continues to spend a significant amount of time with current and potential customers. Sales, marketing, general and administrative expenses also reflect the Company's continuing investment in the development of new and the enhancement of existing system and services.


REVENUE:

     Revenue for the quarter ended September 30, 1996 was $5,448,000, a 109% increase over $2,611,000 for the same period in 1995. Revenue for the nine months ended was $13,273,000, a 106% increase over $6,432,000 for the same period in 1995. The Company operated in 67 locations at September 30, 1996, compared with 28 locations at December 31, 1995. During the quarter ended September 30, 1996, the Company opened 12 credit card locations and one check cashing location.

     As of November 4, 1996, the Company is operating in 70 locations and has agreements in place with five additional locations which will be operational during the fourth quarter of 1996.

     As of November 4, 1996, the Company is operating in 70 locations and has agreements in place with five additional locations which will be operational during the fourth quarter of 1996. In October 1996, the Company was notified by the Coushatta Indian Tribe of Louisiana that the Tribe does not intend to renew its contract with the Company when it expires in January 1997. The casino, which is owned by the Coushatta Tribe and managed by Grand Casino, Inc., generated approximately 11% of the Company's revenue for the nine months ended September 30, 1996.


COST OF REVENUE:

     Cost of revenue for the quarter ended September 30, 1996 was $3,594,000, a 142% increase over $1,487,000 for the same period in 1995. Cost of revenue for the nine months ended September 30, 1996 was 8,835,000, a 135% increase over $3,760,000 for the same period in 1995. The variable nature of the majority of the direct expenses is the primary cause of the increase in cost of revenue.


GROSS MARGIN:

     The gross margin percentage was 34% for the quarter ended September 30, 1996 compared to 43% for the same period in 1995. The reduction is due to increased casino commissions paid to some larger locations opened during 1996. On a quarter to quarter basis, there was a 10% improvement in gross margin from 31% for the quarter ended June 30, 1996. This is primarily due to lower payroll costs during the quarter ended September 30, 1996 as the initial startup and training phase had been completed at many of the locations opened between March 1996 and June 1996.

     For the nine months ended September 30, 1996, the gross margin percentage was 33% compared to 42% for the same period in 1995. The reduction is due to a combination of factors including start-up expenses, primarily payroll and supplies, related to opening check cashing locations and higher casino commissions paid on certain contracts signed in 1996.


SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

     Sales, marketing, general and administrative expenses for the quarter ended September 30, 1996 were $1,022,000, 19% of gross revenue compared with $560,000, 21% of gross revenue for the same period in 1995. For the nine months ended September 30, 1996, sales, marketing, general and administrative expenses were $2,620,000, 20% of gross revenue compared with $1,439,000, 22% of gross revenue for the same period in 1995. The reduction in these expenses as a percentage of revenue was due to the fixed nature of many of the items, the rapid growth in revenue and the Company's costs control measures. The Company is planning continued investment in personnel and equipment to facilitate anticipated future growth.


NET INCOME:

     For the quarter ended September 30, 1996, net income increased 40% to $519,000 or $0.11 per share compared with net income of $371,000 or $.08 per share for the same period last year. For the nine months ended September 30, 1996, net income increased 37% to $1,161,000 or $0.25 per share compared with net income of $847,000 or $0.19 per share for the same period last year. All earnings per share amounts have been restated to reflect the 5-for-4 stock splits in September 1995 and June 1996.


LIQUIDITY AND CAPITAL RESOURCES:

     The Company's primary capital requirements have been to fund purchases of equipment for use at new casino locations and provide working capital for the opening and operation of new locations. The primary sources of funds for capital expenditures and working capital have been net proceeds from the Company's initial public offering in April 1994 and net cash provided by operating activities. The Company had no debt at September 30, 1996 or December 31, 1995.

     At September 30, 1996, the Company had $7,041,000 in current assets compared with $5,013,000 at December 31, 1996. Cash, cash equivalents and marketable securities totaled $6,652,000 at September 30, 1996 compared with $5,230,000 at December 31, 1995. The improvement in liquidity is a direct result of the Company's profitable operations and positive cash flow in the nine months ended September 30, 1996.

     Operating activities during the nine months ended September 30, 1996 generated $2,105,000 of net cash compared with $821,000 for the same period in 1995. Though net income was only $314,000 different between the periods, changes in operating assets and liabilities, primarily other current assets, accounts payable and deferred revenue created the significant difference between the periods. The Company's investment in property and equipment of $1,014,000 during the nine months ended September 30, 1996 was $597,000 above the investment in equipment during the same period in 1995 primarily due to the number of new locations opened during 1996.

     During April 1996, the underwriters exercised all outstanding warrants related to the initial public offering in April 1994. The exercise of the warrants was responsible for $510,000 of the increase in cash and cash equivalents through September 30, 1996.


FORWARD LOOKING STATEMENTS:

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as other written materials or oral statements that the Company may make or publish from time to time, contain forward-looking statements relating to plans for future expansion, business prospects, anticipated financial performance and similar matters. Theses statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact of increasing competition for contracts to provide cash access services in gaming establishments, lower margins on new or renewed contracts due to such competition and to the Company's expansion into traditional gaming markets, the risk that existing contracts will not be renewed upon completion of their terms, and the risks and uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB.

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



                                   GAME FINANCIAL CORPORATION
                                   (Registrant)

Dated:  November 7, 1996           By:   /s/ Gary A. Dachis
                                         -------------------------------------
                                         Gary A. Dachis, President and
                                         Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                                   DATE
---------                      -----                                   ----

/s/ Gary A. Dachis             President, Chief Executive Officer,     11/07/96
Gary A. Dachis                 Secretary, Treasurer and Director

/s/ Stephen P. Weisbrod        Vice President Information Systems      11/07/96
Stephen P. Weisbrod            and Director


/s/ Jeffrey Ringer             Vice President Finance and Chief        11/07/96
Jeffrey Ringer                 Financial Officer