Form 10KSB40
period 1996-12-31
GAME FINANCIAL CORP
filed 1997-03-31
CIK 920106

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB40

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from.....................to.....................
                         Commission file number 0-23626

                           GAME FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

              Minnesota                                 41-1684452
  ---------------------------------                -------------------
    (State or other jurisdiction                      (IRS Employer
  of incorporation or organization)                Identification No.)

                13705 First Avenue North, Plymouth, MN 55441-6114
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 476-8500
                                 --------------
                           (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year.   $18,951,000
                                                           -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

                        $18,660,651 AS OF MARCH 7, 1997
                        -------------------------------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      COMMON STOCK, $.01 PAR VALUE - 4,520,622 SHARES AS OF MARCH 7, 1997
      -------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 1997 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1996, are incorporated by reference into Part III.

                           GAME FINANCIAL CORPORATION

ITEM 1.       BUSINESS                                                 3
                  General                                              3
                  The Casino Gaming Market                             3
                  The Game Financial Strategy                          4
                  The GameCash Solution                                4
                       GameCash Credit Card Cash Advance Services      5
                       GameCash Check Cashing Services                 7
                       GameCash ATM Services                           7
                  Marketing and Sales of GameCash Services             8
                  Customers                                            8
                  Competition                                          9
                  Trademarks                                           10
                  Government Regulations                               10
                  Employees                                            10

ITEM 2.       PROPERTY                                                 10

ITEM 3.       LEGAL PROCEEDINGS                                        10

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11


                                 PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS                                      11

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                      12 - 14

ITEM 7.       FINANCIAL STATEMENTS                                     15 - 31

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                   32


                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
              EXCHANGE ACT                                             32

ITEM 10.      EXECUTIVE COMPENSATION                                   32

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                           32

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           32

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K                         33 - 34


              SIGNATURES                                               35



                                     PART I

ITEM 1.  BUSINESS

GENERAL

Game Financial Corporation offers its proprietary GameCash services as a comprehensive cash access solution to casinos and other gaming establishments. The Company's GameCash services allow casino patrons to access cash through credit card cash advances, check cashing and automated teller machines ("ATMs"). GameCash credit card cash advance and check cashing systems also provide casino operators with detailed demographic data about patrons who use those services. The Company believes that its ability to provide cash access services coupled with patron specific and other transaction data supports the objective of casino operators to increase the amount wagered and the frequency of return visits by their patrons.

The number of locations at which the Company operates has grown substantially since the Company began its operations. The Company provided cash access services in six locations at the end of 1993. The number of locations served by the Company had grown to 76 at December 31, 1996. The Company believes that its growth reflects casino operators' need to provide efficient and innovative on site cash access services.

By contracting with the Company for cash access services, casino operators are able to increase gaming activity by providing convenient access to cash, earn a share of the revenue generated by the Company, minimize their investment in equipment and system development and reduce their management burden by simplifying casino cashier operations. In addition, the Company believes that its technologically advanced systems, value added marketing tools and superior service are valuable features for casinos. The Company also believes that its ability to process cash access transactions quickly, offer personalized targeted coupons and provide its services in a confidential manner are attractive to casino patrons.

THE CASINO GAMING MARKET

The casino gaming market has experienced annual double digit growth in the United States for over a decade. Once found only in Nevada and Atlantic City (the "traditional markets"), casino gaming has been legalized in numerous states (the "emerging markets") during the past several years. The amount wagered in casinos has increased from approximately $100 billion in 1982 to more than $400 billion in 1995. The amount wagered in 1995 increased approximately 15% over the amount wagered in 1994. The growth in gaming has resulted from legalization of gaming in additional jurisdictions and the opening of new casinos in existing markets, as well as from an overall increase in gaming activity. Casino style gaming is now permitted in 18 states, including states which permit casino gaming on Native American land.

At December 31, 1996, there were approximately 750 to 1,000 casinos in operation in the United States. The Company's target market consists of approximately 3/4 of these casinos, which it believes have sufficient gaming volume to support cash access services of the type provided by the Company.

The expansion of casino gaming has generated a corresponding demand for gaming related services, including cash access services. Increased competition has prompted casino operators to seek innovative ways to attract patrons and increase the frequency of return visits. The Company believes that efficient and confidential access to cash for casino patrons contributes to increased gaming volume. Credit card cash advances, check cashing and ATMs are the three primary methods used by casinos to provide their patrons with quick and efficient access to cash. Virtually all casinos in the United States currently have at least one of these services on their premises. While some casino operators provide such services themselves, most casinos' cash access services are provided by third parties pursuant to contracts with the casino operators.

The geographic expansion of casino gaming is not expected to continue at the rate experienced in recent years. In particular, the Company believes that the number of states which permit gaming on Native American land will not increase significantly in the future. Future growth is expected to result principally from increased gaming in jurisdictions which currently permit casino gaming.

THE GAME FINANCIAL STRATEGY

The Company's objective is to expand its presence as a leading provider of cash access services in the gaming industry. The Company intends to pursue this objective by implementing the following strategy:

         SECURE CONTRACTS WITH NEW CUSTOMERS -
         The Company has established a strong base in emerging markets and intends to build on this base to obtain additional contracts in these markets. The Company will also aggressively pursue additional contracts for its cash access services with casinos in traditional gaming markets.

         PROVIDE ADDITIONAL SERVICES TO EXISTING CUSTOMERS -
         The Company is aggressively pursuing the expansion of its business by promoting its GameCash check cashing and ATM services to casinos where it currently provides only credit card cash advance services. The primary focus of this strategy will be to offer cash access through ATMs and check cashing. The Company believes that enabling a casino to consolidate all of the cash access services into the GameCash system provides the most efficient and effective service solution. The Company also expects to derive additional growth from increases in transaction volume under existing contracts as gaming properties mature and expand their facilities.

         PROVIDE SUPERIOR CASH ACCESS SERVICES -
         The Company will continue to provide superior comprehensive cash access services, which include the three primary methods by which casinos can make cash available to their patrons. These comprehensive services, coupled with the Company's ability to provide demographic data on casino patrons who use the Company's credit card cash advance and check cashing services, make the Company a single source provider of quick and efficient cash access services and patron specific demographic data.

         CONTINUE DEVELOPMENT OF PROPRIETARY TECHNOLOGY -
         In addition to providing a superior level of service, the Company will provide ongoing enhancements to its proprietary technology.

THE GAMECASH SOLUTION

The Company's GameCash solution enables casinos to offer their patrons comprehensive cash access services including credit card cash advance, check cashing and ATMs. For credit card cash advance and check cashing transactions, the GameCash system gathers patron specific data and provides casinos with powerful marketing tools which may be used to enhance their marketing programs. All required equipment, installation, training and ongoing maintenance are provided to the gaming establishment at the Company's expense.

At contracted gaming establishments, the Company places GameCash ATMs and/or GameCash credit card cash advance remote terminals on the gaming floor. Casino patrons initiate credit card cash advance transactions at the remote terminals and proceed to the cashier cage or Company service desk where cash is disbursed. In locations where both credit card cash advance and check cashing services are provided, the casino designates an area located close to the gaming floor and provides a service desk for the Company. The GameCash service desk is separate from the casino's cashier cage and is operated by Company employees who process transactions and disburse cash for credit card cash advance and check cashing requests. If the Company provides credit card cash advance and/or ATM services at a casino where it does not also provide check cashing, casino cage employees complete credit card cash advance transactions and the Company contracts with a third party service provider or creates its own service network to maintain its equipment.

The Company's GameCash services are provided based on an agreement negotiated with the casino operator. The agreement specifies which GameCash services will be provided, the fees for each type of transaction, whether transaction fees will be paid by casino patrons or the casino operator and what commission, if any, will be paid by the Company to the casino. Pursuant to substantially all of the Company's agreements with gaming establishments, the Company is the exclusive provider of credit card cash advance or check cashing services, or both, for the term of the contract, which is generally one to three years.

In locations where the Company maintains a GameCash service desk, sufficient cash must be available to process both credit card cash advance and check cashing transactions. The amount of cash required is dependent upon transaction volume and the Company's source of cash. To meet its cash needs, the Company may obtain cash from the casino by issuing a check payable to the casino or the Company may arrange to have cash delivered from a local bank. Obtaining cash from the casino is the preferred option, and the one used in most of the Company's locations. The Company must also maintain a cash inventory for each GameCash ATM deployed. The Company estimates that, depending on a GameCash ATM's transaction volume, approximately $75,000 to $100,000 of cash is required for each machine.

         GAMECASH CREDIT CARD CASH ADVANCE SERVICES
         The GameCash credit card cash advance system allows casino patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. Unlike ATMs which have daily limits and require a personal identification number ("PIN"), credit card cash advances are limited only by the patron's available credit limit and, with the exception of American Express cash advance transactions, do not require the patron to enter a PIN. At December 31, 1996, the Company provided GameCash credit card cash advance services at 73 of its 76 locations.

         The casino patron may initiate a GameCash credit card cash advance transaction at a GameCash remote terminal, at the casino's cashier cage or, where the Company provides check cashing services, at the Company's service desk. The Company typically has several customer operated GameCash remote terminals on the gaming floor at each property. Approximately 30% of the credit card cash advance requests are initiated at a GameCash remote terminal, which consists of a credit card reader with an integrated keypad and a digital display. The casino patron initiates the transaction by swiping the credit card's magnetic strip through the card reader and then entering the amount of cash requested. The terminal contacts the credit card company's authorization center for approval of the transaction, which takes less than one minute. Since the GameCash remote terminals do not dispense cash, after the transaction is approved the patron is directed to go to the casino's cashier cage or to the Company's service desk to obtain the cash advance.

         The credit card cash advance transaction is completed at the casino's cashier cage or the Company's service desk. The cashier verifies the patron's identity and performs certain other security measures. If it is the first time a patron is using the card in that location, the cashier will enter certain demographic data into the Company's GameCash system database. The patron receives the requested cash and a GameCash Draft, which includes a transaction receipt and typically a targeted, personalized coupon.

         The demographic information entered into the GameCash system database includes the patron's name, address, phone number, driver's license number and, if the patron participates in the casino's players' club, may include the patron's club number. The GameCash system also can be configured to gather demographic data such as the patron's favorite casino game, whether the patron traveled to the casino by car, bus or airplane and other data the casino considers important to its marketing efforts.

         In locations where the Company provides only credit card cash advance services, the Company trains the casino cashiers to operate the GameCash system. At these locations, the Company is not required to have employees on site, but offers 24-hour telephone support services to casino cashiers and a toll free customer service line for casino patrons. The Company either contracts with a local service company or establishes its own regional service network to maintain its equipment.

         Revenue Generation: The Company charges a fee for GameCash credit card cash advances which typically ranges from 3% to 8% of the cash advance. The Company pays a processing and settlement fee to the credit card company, which is generally between 1% and 2% of the gross credit card charges. In substantially all cases, the Company also pays a commission to the casino, which is typically a percentage of the Company's service fee.

              When a patron completes a GameCash credit card cash advance transaction, the patron's credit card account is charged for the amount of the advance and the Company's service fee. A deposit for the amount of the advance and service fee will be made into the Company's bank account by the credit card company, generally within two business days of the transaction.

         Technology: The Company's proprietary PC based GameCash credit card cash advance system has the unique ability to collect demographic data about the casino's patrons when they execute a transaction. The system uses the data to automatically print customized targeted coupons for a casino's patrons. In addition, the system generates monthly reports for casino management, which include demographic data about the patrons.

              The Company's PC based architecture allows the system to be easily modified to address the specific needs of each casino. For example, the system is able to generate customized, on demand reports of patron demographic data and customer profiles, as well as provide immediate access to customer name and address information. The system also employs CashStat(R), a proprietary system that monitors GameCash remote terminals and GameCash cage equipment at casino locations and automatically reports equipment problems to the technical staff at the Company's headquarters. CashStat assists the Company in minimizing interruption of its GameCash cash access services.

              The GameCash credit card cash advance system also offers several operational advantages which make the system more efficient and reliable. During each credit card cash advance transaction the GameCash system places a local telephone call, and accesses a national digital network. Sending transaction information over a distributed digital network rather than through traditional analog telephone systems improves the reliability of the transmission. In contrast to the mainframe systems used by most of its competitors, the Company's PC based system utilizes distributed processing architecture which reduces exposure to system failure and increases the processing power of the equipment at the casinos. In addition, the GameCash system is designed with other operational advantages such as one touch voids and printing checks at the time of issuance (as opposed to pre-printing the check number, etc., on the checks), which minimize the burden on casino and Company personnel.

         Benefits: The GameCash credit card cash advance system offers several advantages for casino operators and their patrons. First, the GameCash remote terminals' presence on the casino floor informs patrons of the availability of the cash access service. In addition, the GameCash system affords privacy to the casino patrons by informing them whether the desired cash advance will be authorized. The GameCash remote terminals also speed the cash access process by obtaining authorizations prior to approaching the cashier cage, which enables the cashiers to handle more transactions.

              The GameCash Draft has been designed by the Company specifically for use in the gaming industry. The Draft includes the customer's transaction receipt and a special section designated for a targeted, personalized coupon for the patron. The GameCash Draft is a colorful and attractive marketing tool, produced by a laser printer on paper stock bearing the casino's logo. With the GameCash system, the casino can establish the type of coupon based on a combination of demographic factors and transaction amount. For example, the system could generate a coupon for one free buffet dinner for transactions between $250 and $300, and a coupon for a free night's stay at the casino's hotel if a patron from out of town receives a cash advance greater than $750.

              The GameCash solution offers casino operators the additional benefit of monthly demographic and transaction reports. The reports are in color, graphically display maps which identify where the casino's GameCash patrons live and contain graphs of current and historical transaction data. In addition, the reports contain a list of the names, addresses and telephone numbers of the individuals receiving the largest credit card cash advances during the month. The Company's database of patron demographic information is maintained at each casino and downloaded to the Company's headquarters on a regular basis. Casino management therefore has immediate access to this information. The data can be easily incorporated into a casino's player tracking system, thereby further increasing the casino's knowledge of its patrons.


         GAMECASH CHECK CASHING SERVICES
         The Company's GameCash solution also offers check cashing services to casino customers. At December 31, 1996, the Company provided GameCash check cashing services in addition to GameCash credit card cash advance services at 21 of its 76 locations.

         Casino patrons may access cash by writing a check to the Company at the GameCash service desk, which is staffed by Company employees. A GameCash employee conducts the authorization and verification process by utilizing the Company's proprietary software, procedures and database.

         If the patron has no check cashing history with the Company, the employee enters certain demographic data about the patron into the GameCash system, and authorization will be determined based on these factors. The information gathered includes the patron's name, address, phone number and employer's name. If the patron has previously cashed checks with the Company, authorization will be based on this history, as well as the demographic data. Also, the Company cashes checks based on the Company's experience with the patron rather than the patron's entire check cashing history. Upon approval, the transaction is entered into the database, and the patron's check is cashed.

         Revenue Generation: The Company collects a fee for cashing patron checks, which is paid either by the patron or by the casino, depending upon the Company's arrangement with the casino. Check cashing involves the risk that some cashed checks will be uncollectible because of insufficient funds, stop payment orders, closed accounts or fraud. Pursuant to its agreements with the casinos, the Company bears the entire risk related to returned checks. If a check is returned to the Company for any reason, the Company will assess a service charge, update the information in the Company's database and initiate collection procedures. The collection risk is greater in new locations where the Company's database contains less information and its employees are less experienced. However, the Company's expansion of its check cashing operations has not had a material adverse effect on its rate of losses on returned checks.

         Technology: The Company's PC based proprietary systems and software store and maintain data regarding all patrons' check cashing activity. In addition, the Company has designed and implemented a check rating system which utilizes the patron database to determine whether a patron's check should be cashed. The Company has also developed procedures that its employees follow in establishing acceptable check cashing guidelines. The Company believes that its proprietary technology and procedures are key factors in its ability to expand its check cashing operations to new locations without materially altering its rate of losses on returned checks.

         Benefits: The GameCash check cashing system generates detailed monthly demographic reports on patrons, relieves casinos of any risk and collection costs with respect to returned checks, and relieves casino cage employees of check cashing responsibilities. The GameCash check cashing system allows the Company's employees to process transactions in an efficient manner, which permits patrons to return to the gaming floor more quickly. In addition, the database maintained by the Company allows more patrons to access cash than other check verification or guarantee systems, because the Company is able to maintain more detailed data about particular patrons. In many instances, this additional information results in authorizations that would not have been obtained through verification or guarantee companies.

         GAMECASH ATM SERVICES
         In April 1996, the Company expanded its GameCash solution to include ATM services. At December 31, 1996, the Company provided GameCash ATM services in 13 of its 76 locations. ATMs provided by the Company have access to the major national and most regional networks, allowing the Company's machines to accept most ATM cards.

         Revenue Generation: The Company receives a surcharge fee, which is generally between $1 and $4, for each GameCash ATM transaction. The surcharge, which is a charge in addition to the cash advance, is made against the bank account of the casino patron effecting the ATM transaction. Surcharging on ATM transactions has become widespread since April 1, 1996, when the major ATM networks agreed to allow surcharging. The Company also receives a processing fee from the ATM network, which is generally between $0.35 and $0.50 per transaction. Pursuant to an agreement with a bank that provides sponsorship into the ATM networks, the Company pays the bank a per transaction fee which varies depending on the level of services provided by the bank. The Company also pays a commission to the casino, which is typically a percentage of the surcharge. Operating expenses associated with GameCash ATMs are paid by the Company and include the costs of maintenance, telephone service, insurance and supplies.

         Benefits: Casino operators utilizing GameCash ATM services are relieved of all operational and maintenance functions associated with ownership and operation of ATMs. The Company owns the ATMs and is responsible for all installation and operational issues related to the ATMs, including cash loading, transaction reporting and all accounting functions. In locations where the Company provides check cashing and ATM services, the Company's employees typically handle all routine ATM operational functions (loading cash, removing jammed bills or receipt tape, etc.). The Company believes that, in these locations, it has a significant advantage over other ATM providers who do not have personnel on site to service their machines.

MARKETING AND SALES OF GAMECASH SERVICES

In an effort to capture additional market share, the Company has expanded its sales force and revised its marketing plan to focus on increasing the Company's profile in the marketplace. In December 1995, the Company hired a Vice President of National Sales and three sales representatives. Each of the Company's representatives has experience in the gaming industry and one has recent experience selling a competitive credit card cash advance product. The Company's marketing plan includes increasing direct personal contact with management of existing and potential customers to take advantage of the extensive networks that exist among casino management personnel. In addition, the Company has expanded its advertising in trade journals, increased its exposure at trade shows, and increased its distribution of sales material through direct mail.

Historically, decisions regarding contracts for cash access services have rested with a casino's general manager and chief financial officer, with input from the cage manager. Because of the Company's ability to provide demographic data to the casino, the casino's director of marketing is often involved as a key participant in the decision making process. The Company believes this provides it with a competitive advantage compared to other providers whose systems do not offer patron specific demographic data.

CUSTOMERS

The Company's customers include casino owners and operators in both the emerging and traditional gaming markets. At December 31, 1996, the Company provided its GameCash services at 76 locations in 19 states. During the year ended December 31, 1996, approximately 70% of the Company's revenue was generated by casinos owned by Native American tribes and approximately 4% of its revenue was generated in the traditional gaming markets. The following is a partial list of casinos at which the Company provides GameCash cash access services:

     o   Eight casinos owned or operated by Grand Casinos, Inc.
          (Louisiana, Minnesota, Mississippi and Nevada)
     o   Three casinos owned by the Ho-Chunk Nation (Wisconsin)
     o   Soaring Eagle Casino (Michigan)
     o   Sycuan Casino (California)
     o   Isleta Gaming Palace (New Mexico)
     o   Two casinos owned by Casino Magic (Louisiana and Mississippi)
     o   President Casino (Mississippi)
     o   Pechanga Entertainment (California)
     o   Lake of the Torches Casino (Wisconsin)

     The following table summarizes the number of locations at which the Company operated at the indicated dates:

                                                                  NUMBER OF LOCATIONS AT DECEMBER 31,
                                             ------------------------------------------------------------------
SERVICES PROVIDED                               1992          1993          1994          1995          1996
-----------------                               ----          ----          ----          ----          ----

Credit card only                                 --             1             5            19            48
Credit card and check cashing                     5             5             5             9            15
Credit card and ATM                              --            --            --            --             4
Credit card, check cashing and ATM               --            --            --            --             6
ATM only                                         --            --            --            --             3
                                                ----          ----          ----          ----          ----
Total                                             5             6            10            28            76
                                                ====          ====          ====          ====          ====

Number of states                                  1             3             6            14            19


Contracts with casinos owned or operated by Grand Casinos, Inc. or its subsidiaries accounted for approximately 81%, 81% and 79% of the Company's revenues in 1993, 1994 and 1995, respectively, and 46% for the year ended December 31, 1996. Grand Casinos, Inc. or its subsidiaries currently own three casinos in Mississippi and one in Las Vegas, and have management contracts with Native American tribes for the operation of two casinos in Minnesota and two in Louisiana. The Coushatta Indian Tribe of Louisiana, whose casino is managed by Grand Casinos, Inc., did not renew its contract with the Company when it expired in January 1997. While Grand Casinos, Inc. may influence the tribes' vendor selection, the Company's contracts are negotiated with and signed by tribal management. Grand Casinos, Inc. does not own any of the Company's Common Stock.

During 1996, the Company substantially reduced its dependence on Grand Casinos, Inc. by adding 45 contracts and is aggressively pursuing contracts with other casino locations, which would further reduce the percentage of revenue contributed by locations owned or managed by Grand Casinos, Inc. In 1996 the Company obtained contracts with three casinos in Wisconsin owned by the Ho-Chunk Nation, and a contract with the Soaring Eagle Casino in Michigan owned by the Saginaw Band of Chippewa.

COMPETITION

Many companies offer cash access services to the gaming industry. Some of the Company's competitors have significantly greater financial resources than the Company. The Company's principal competitors are Comdata Holdings Corporation, which the Company believes has more than 75% of the market, and Premier Cashlink, whose market share is somewhat greater than the Company's. Comdata, which is the oldest company in the industry, was acquired by Ceridian Corporation in 1996. Both Comdata and Premier Cashlink provide cash access services throughout the country in a variety of locations, including casinos. Other competitors include Bank of America, Imperial Bank and other regional cash access service providers.

Competition to provide ATMs has become increasingly intense since the advent of surcharging in early 1996. In addition to the competitors described above, local, regional and national banks offer ATM services to casinos. Some casinos have purchased their own machines and obtained sponsorship from banks, and are operating ATMs themselves.

There are a number of check verification and guarantee companies servicing casinos. However, the Company believes that none of these companies offer the breadth of services which the Company offers, including credit card cash advance, ATMs and proprietary database technology. In addition, the Company provides its employees at the GameCash service desk to conduct check cashing operations, thereby reducing the burden on casino personnel.

Pursuant to substantially all of its agreements with casino operators and other gaming establishments, the Company has the exclusive right to provide credit card cash advance and check cashing services, and neither the casino nor any outside vendors are allowed to provide those services.

TRADEMARKS

The Company has received certificates of registration for the service marks "GameCash" and "CashStat" and is currently using these marks in its operations. The Company has previously used the service mark "UnBank(R)," and is in the process of discontinuing its use of the "UnBank" service mark and replacing it with the "GameCash" service mark.

GOVERNMENT REGULATION

Many states require companies engaged in the business of providing cash access services or transmitting funds to obtain licenses from the appropriate state agencies. Certain states require companies to post bonds or other collateral to secure their obligations to their customers in those states. State agencies have extensive discretion to deny or revoke licenses. The Company has obtained the necessary licenses and bonds to do business in the states where it currently operates, and will be subject to similar licensing requirements as it expands its operations into other jurisdictions. While there can be no assurance that it will be able to do so, the Company anticipates that it will be able to obtain and maintain the licenses necessary for the conduct of its business.

Many suppliers to Native American casinos are subject to the rules and regulations of the local tribal gaming commission. These gaming commissions have authority to regulate all aspects of casino operations, including vendor selection. Some gaming commissions require vendors to obtain licenses and may exercise extensive discretion to deny or revoke licenses. The Company has obtained the necessary licenses or approvals from the appropriate tribal gaming commissions where it operates. While there can be no assurance that it will be able to do so, the Company anticipates that it will be able to obtain and maintain the licenses and approvals necessary for the conduct of its business.

The Company's business may also be affected by state and federal regulations governing the gaming industry in general. Changes in the approach to regulation of casino gaming could affect the number of new gaming establishments in which the Company may provide cash access services.

EMPLOYEES

At December 31, 1996, the Company employed 222 employee associates, 181 at casino locations, 37 at corporate headquarters and 4 sales representatives located in their respective sales territories. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.


ITEM 2.  PROPERTY

The Company is headquartered in a leased facility of approximately 11,970 square feet at 13705 First Avenue North, Minneapolis, Minnesota 55441. The current lease expires in September 1998 and provides for monthly rent of $6,235.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.



                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been listed on the Nasdaq Stock Market under the symbol "GFIN" since April 15, 1994. The Company's common stock was listed on the Nasdaq SmallCap Market from April 15, 1994 through June 5, 1995, and has been listed on the Nasdaq National Market since June 6, 1995.

The following table sets forth, for the period April 15, 1994 through June 5, 1995, the range of low and high bid prices, and for the period from June 6, 1995 through December 31, 1996, the range of low and high sale prices as reported by the Nasdaq Stock Market. The following quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. The prices have been adjusted to reflect five-for-four stock splits effected as 25% stock dividends paid in September 1995 and June 1996.


                                                           Low         High
Fiscal Year Ended December 31, 1994:
   Second quarter (commencing April 15, 1994)           $  1.44     $   4.16
   Third quarter                                        $  1.76     $   2.40
   Fourth quarter                                       $  1.92     $   2.56

Fiscal Year Ended December 31, 1995:
   First quarter                                        $  2.16      $   3.68
   Second quarter                                       $  3.20      $   5.44
   Third quarter                                        $  4.88      $  11.68
   Fourth quarter                                       $  7.00      $  11.30

Fiscal Year Ended December 31, 1996:
   First quarter                                        $  7.40      $  10.80
   Second quarter:                                      $  8.20      $  15.60
   Third quarter                                        $  8.50      $  14.00
   Fourth quarter                                       $  7.25      $  11.25


At March 8, 1997, there were approximately 68 stockholders of record and approximately 2,000 beneficial holders.

The Company expects to retain its earnings to finance the development and expansion of its business and does not intend to pay cash dividends on its common stock in the foreseeable future. The payment by the Company of cash dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's GameCash solution enables casinos to offer their patrons comprehensive cash access services including credit card cash advances, check cashing and ATMs. Revenue, which is derived from fees charged for cash access services, has increased significantly as a result of an increase in the number of locations at which the Company provides cash access services, the establishment of operations at larger casinos, and an increase in the volume of transactions at existing locations. The Company provided GameCash cash access services at 76 locations at December 31, 1996, compared to 6, 10 and 28 locations at the end of 1993, 1994 and 1995, respectively.

Cost of revenue consists principally of credit card cash advance processing fees paid to credit card companies, commissions paid to casino operators pursuant to cash access service agreements, payroll for employees staffing GameCash service desks at check cashing locations, depreciation related to the equipment at the locations, bad check expense and operating supplies of the locations. Fees paid to credit card companies for processing cash advances are based on a percentage of the dollar volume of transactions processed. While the applicable rates payable by the Company decrease slightly at specified aggregate dollar volumes of transactions processed, processing fees generally increase in proportion to increases in revenue. Casino commissions also increase with increases in revenue. However, as existing casinos in emerging markets mature and as competition for contracts with casinos in both the traditional and emerging markets intensifies, the Company's margins on new contracts or renewals of existing contracts may decrease due to higher commission rates payable by the Company to casino operators. The Company is seeking to expand into the traditional gaming markets of Nevada and Atlantic City. While larger casinos in these markets generate higher volumes of cash access revenue, margins for cash access services are dramatically lower due to the higher commissions generally paid to casino operators.

Sales, marketing, general and administrative expenses have increased as a result of the expansion of the Company's sales staff and increased marketing efforts designed to promote the recognition of Game Financial Corporation and its GameCash services and systems. The Company's sales staff currently consists of 5 full-time employees, all of whom have experience in the gaming industry. In addition, Gary A. Dachis, President and Chief Executive Officer of the Company, continues to spend a significant amount of time with current and potential customers. Sales, marketing, general and administrative expenses also reflect the Company's continuing investment in the development of new and the enhancement of existing technology for cash access services.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
REVENUE. Revenue increased 76% from $5,005,000 in 1994 to $8,827,000 in 1995 and increased 115% to $18,951,000 in 1996. The increase in the number of locations at which the Company operated (10 at the end of 1994 compared with 28 at the end of 1995 and 76 at the end of 1996) was the principal reason for the increase in revenue. The revenue growth in the 11 locations that were open for 12 months in 1995 and 1996 (same store sales growth) was 13%.

GROSS MARGIN. Gross margin increased 77% from $2,129,000 in 1994 to $3,769,000 in 1995 and increased 70% to $6,413,000 in 1996. Gross margin as a percentage of revenue was 43%, 43% and 34% in 1994, 1995 and 1996 respectively. Gross margin as a percentage of revenue was unchanged from 1994 to 1995 because commission rates payable to casino operators under new or renewed contracts were essentially the same as under existing contracts. The reduction in gross margin as a percentage of revenue during 1996 was due primarily to higher commission rates payable to casino operators under certain new or renewed contracts, as well as start-up expenses, primarily payroll and supplies, related to check cashing locations opened during 1996.

SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, marketing, general and administrative expenses increased 63% from $1,302,000 in 1994 to $2,126,000 in 1995 and increased 72% to $3,649,000 in 1996. Sales, marketing, general and administrative expenses were 26%, 24% and 19% of revenue in 1994, 1995 and 1996 respectively. The 1995 and 1996 reduction in these expenses as a percentage of revenue was due to the fixed nature of many of the items, the rapid growth in revenue and the Company's cost control measures.

INCOME TAXES. The Company's consolidated effective tax rate was 26%, (reflects partial year as an S corp.) 37% and 40% in 1994, 1995 and 1996 respectively.

NET INCOME. Net income increased 65% from $694,000, or $0.18 per share, in 1994 to $1,143,000, or $0.25 per share, in 1995, and increased 39% to $1,594,000, or
$0.34 per share, in 1996. In the fourth quarter of 1996, the Company incurred and recorded $251,725 or $0.03 per share in expenses related to a follow-on stock offering that was canceled by the Company due to market conditions.

QUARTERLY INFORMATION (UNAUDITED)
The following table presents selected quarterly consolidated financial information for the periods indicated. This information was derived from unaudited consolidated financial statements which have been prepared on a basis consistent with the Company's audited consolidated financial statements and notes thereto included elsewhere in this Prospectus and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

                                                                      QUARTER ENDED
                                   -----------------------------------------------------------------------------------------
                                                       1995                                          1996
                                                       ----                                          ----
(in thousands, except per share
and locations data)                MAR 31      JUN 30      SEPT 30     DEC 31      MAR 31      JUN 30     SEPT 30      DEC 31
                                   -------     ------      -------     ------      ------      ------     -------      ------

Revenue                            $1,702      $2,119      $2,611      $2,395      $3,188      $4,637      $5,448      $5,678
Cost of revenue                       960       1,305       1,487       1,306       2,032       3,209       3,594       3,704
Sales, marketing, general and         444         443         560         679         728         870       1,022       1,029
   administrative expenses
Net income                            218         258         371         296         284         359         519         432
                                   ======      ======      ======      ======      ======      ======      ======      ======

Earnings per share                 $ 0.05      $ 0.06      $ 0.08      $ 0.06      $ 0.06      $ 0.08      $ 0.11      $ 0.09
                                   ======      ======      ======      ======      ======      ======      ======      ======
Weighted average number of          4,395       4,441       4,610       4,606       4,624       4,715       4,710       4,689
   shares outstanding
Number of locations at                 18          23          26          28          38          54          67          76
   end of period


The Company's operating results over the eight quarters ended December 31, 1996 reflect increasing revenue, with the exception of the fourth quarter of 1995. Revenue generally is lower in the first and fourth quarters of each year than in the second and third quarters due to seasonal variations in gaming activity in the principal markets currently served by the Company, although such seasonal variations have been diminished by the Company's expansion into gaming markets in the southwestern United States, where gaming activity generally is greater in the first and fourth quarters.

The Company's cost of revenue has increased as a percentage of revenue over the eight quarters ended December 31, 1996, principally due to higher rates of commissions paid by the Company to casino operators. Cost of revenue as a percentage of revenue also varies from quarter to quarter due to employee training and other start-up costs associated with new locations and is affected by the timing and number of new locations established and the types of services provided.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary capital requirements have been to fund purchases of equipment for use at new casino locations and provide working capital for the opening of new locations. The primary sources of funds for capital expenditures and working capital have been net proceeds from the Company's initial public offering in April 1994 and net cash provided by operating activities. The Company had no debt for borrowed funds at December 31, 1994, 1995 or 1996.

Operating activities provided cash of $1,454,000, $1,234,000 and $2,886,000 in 1994, 1995 and 1996, respectively. In 1994, cash provided by operating activities was significantly greater than net income, due to increases in accounts payable, accrued expenses and deferred revenue, offset by increases in accounts receivable. In 1995, higher levels of net income were offset by changes in operating assets and liabilities, primarily other current assets, accounts payable and deferred revenue, that required the use of cash. In 1996, cash provided by operating activities is again significantly greater than net income primarily due to depreciation and the growth in accounts payable and accrued expenses.

The Company's business requires it to maintain cash inventories for check cashing and ATM services. Cash inventory requirements will increase as the Company increases the number of locations at which it provides its GameCash check cashing and ATM services. The primary objective of the follow-on offering initiated during the fourth quarter of 1996 was to provide for the cash requirements of the Company's rapid growth. At December 31, 1996, the Company has approximately $2 million in available cash to fund expansion. The Company is currently exploring other sources of capital.

Investing activities included purchases of equipment totaling $577,000, $671,000 and $1,582,000 in 1994, 1995 and 1996, respectively. The increase in purchases of equipment, primarily equipment used in casino locations, was due to the opening of 18 locations during 1995 and 48 locations in 1996.

During the second quarter of 1996, the Company received aggregate proceeds of $510,000 upon the exercise of warrants granted to the underwriters of the Company's April 1994 initial public offering.

The Company had current assets of $3,787,000, $5,013,000 and $7,501,000 at December 31, 1994, 1995 and 1996, respectively. The improvements in liquidity resulted from the Company's profitable operations and positive cash flow in each of these periods.

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This document contains forward-looking statements relating to such matters as plans for future expansion, business prospects, anticipated financial performance and similar matters. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."



ITEM 7.  FINANCIAL STATEMENTS
                                                                     PAGE

     Independent Auditor's Reports                                16 - 17

     Consolidated Balance Sheets                                       18

     Consolidated Statements of Income                                 19

     Consolidated Statements of Changes in Stockholders' Equity        20

     Consolidated Statements of Cash Flows                             21

     Notes to Consolidated Financial Statements                   22 - 31


                         Report of Independent Auditors


The Board of Directors and Stockholders
Game Financial Corporation

We have audited the accompanying consolidated balance sheet of Game Financial Corporation as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Game Financial Corporation at December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP



Minneapolis, Minnesota
February 12, 1997


                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
Game Financial Corporation
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheet of GAME FINANCIAL CORPORATION as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GAME FINANCIAL CORPORATION as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                              LURIE, BESIKOF, LAPIDUS & CO., LLP


Minneapolis, Minnesota
February 2, 1996




                           Game Financial Corporation

                           Consolidated Balance Sheets


                                                                                 DECEMBER 31
                                                                             1996                1995
                                                                   ----------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $5,504,161          $   868,903
   Marketable securities                                                  1,131,736            3,795,164
   Receivables                                                              522,007              209,482
   Deferred income taxes                                                    114,000               63,000
   Other                                                                    227,981               76,283
                                                                   ----------------------------------------
Total current assets                                                      7,499,885            5,012,832

Equipment:
   Furniture, fixtures, and equipment                                     3,074,020            1,492,028
   Less accumulated depreciation                                            944,317              438,949
                                                                   ----------------------------------------
                                                                          2,129,703            1,053,079

Marketable securities                                                       301,530              565,487
                                                                   ----------------------------------------
Total assets                                                             $9,931,118           $6,631,398
                                                                   ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                         $1,382,010          $   445,122
Accrued expenses                                                            358,194              204,380
Income taxes payable                                                        190,230               34,801
Deferred revenue                                                                  -               91,225
                                                                   ----------------------------------------
Total current liabilities                                                 1,930,434              775,528

Deferred income taxes                                                        63,000               49,400

Stockholders' equity:
   Preferred stock $.01 par value;
     Authorized shares - 1,000,000; no shares issued                              -                    -
   Common stock, $.01 par value;
     Authorized shares - 10,000,000
     Issued shares - 4,520,622 in 1996 and 4,347,635
       in 1995                                                               45,206               34,781
   Additional paid-in capital                                             4,719,910            4,192,796
   Retained earnings                                                      3,170,441            1,576,662
   Unrealized gain on investments                                             2,127                2,231
                                                                   ----------------------------------------
Total stockholders' equity                                                7,937,684            5,806,470
                                                                   ----------------------------------------
Total liabilities and stockholders' equity                               $9,931,118           $6,631,398
                                                                   ========================================

SEE ACCOMPANYING NOTES.


                           Game Financial Corporation

                        Consolidated Statements of Income


                                                                           YEAR ENDED DECEMBER 31
                                                                           1996               1995
                                                                   ----------------------------------------

Revenue                                                                  $18,951,253          $8,827,296
Cost of revenue                                                           12,538,546           5,058,362
                                                                   ----------------------------------------
Gross margin                                                               6,412,707           3,768,934

Sales, marketing, general, and administrative expenses                     3,648,944           2,125,537
                                                                   ----------------------------------------
Operating income                                                           2,763,763           1,643,397

Other income                                                                 126,741             180,238
Expenses of terminated offering                                             (251,725)                  -
                                                                   ----------------------------------------
                                                                            (124,984)            180,238
                                                                   ----------------------------------------

Income before taxes                                                        2,638,779           1,823,635
Provision for income taxes                                                 1,045,000             681,000
                                                                   ----------------------------------------
Net income                                                              $  1,593,779          $1,142,635
                                                                   ========================================

Earnings per share                                                             $0.34               $0.25
                                                                   ========================================

Weighted average shares outstanding                                        4,684,613           4,513,355
                                                                   ========================================

SEE ACCOMPANYING NOTES.


                           Game Financial Corporation

           Consolidated Statements of Changes in Stockholders' Equity


                                                                COMMON STOCK                  ADDITIONAL
                                                     ------------------------------------      PAID-IN           RETAINED
                                                            SHARES            AMOUNT           CAPITAL           EARNINGS
                                                     -------------------------------------------------------------------------

Balance at December 31, 1994                               2,777,500          $27,775         $4,182,002       $   434,027
   Five-for-four stock split                                 694,358            6,944             (6,944)                -
   Incentive stock options exercised                           6,250               62             17,738                 -
   Unrealized gain on investments, net of deferred
     tax                                                           -                -                  -                 -
   Net income                                                      -                -                  -         1,142,635
                                                     -------------------------------------------------------------------------
Balance at December 31, 1995                               3,478,108           34,781          4,192,796         1,576,662
   Five-for-four stock split                                 900,870            9,009             (9,009)                -
   Incentive stock options exercised                          35,394              354             27,185                 -
   Stock warrants exercised                                  106,250            1,062            508,938                 -
   Unrealized gain on investments, net of deferred
     tax                                                           -                -                  -                 -
   Net income                                                      -                -                  -         1,593,779
                                                     =========================================================================
Balance at December 31, 1996                               4,520,622          $45,206         $4,719,910        $3,170,441
                                                     =========================================================================

SEE ACCOMPANYING NOTES.


                             [WIDE TABLE CONTINUED]

                                                     UNREALIZED
                                                      GAIN ON

                                                    INVESTMENTS           TOTAL
                                                   -----------------------------------

Balance at December 31, 1994                         $       -            $4,643,804
   Five-for-four stock split                                 -                     -
   Incentive stock options exercised                         -                17,800
   Unrealized gain on investments, net of deferred
     tax                                                 2,231                 2,231
   Net income                                                -             1,142,635
                                                   -----------------------------------
Balance at December 31, 1995                             2,231             5,806,470
   Five-for-four stock split                                 -                     -
   Incentive stock options exercised                         -                27,539
   Stock warrants exercised                                  -               510,000
   Unrealized gain on investments, net of deferred
     tax                                                  (104)                 (104)
   Net income                                                -             1,593,779
                                                   ===================================
Balance at December 31, 1996                            $2,127            $7,937,684
                                                   ===================================


                           Game Financial Corporation

                      Consolidated Statements of Cash Flows


                                                                           YEAR ENDED DECEMBER 31
                                                                           1996               1995
                                                                   ----------------------------------------

OPERATING ACTIVITIES
Net income                                                               $1,593,779           $1,142,635
Adjustment to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                           505,368              278,509
     Amortization of investment premiums and discounts                       58,629              105,549
     Deferred income taxes                                                  (37,000)              64,000
     Changes in operating assets and liabilities:
       Receivables                                                         (312,525)              43,901
       Other current assets                                                (151,698)             (35,546)
       Accounts payable                                                     936,888              (16,773)
       Accrued expenses                                                     153,814             (229,530)
       Income taxes payable                                                 155,029                8,861
       Deferred revenue                                                     (91,225)            (127,215)
                                                                   ----------------------------------------
Net cash provided by operating activities                                 2,811,059            1,234,391

INVESTING ACTIVITIES
Proceeds from maturities of marketable securities                         4,186,312            2,446,900
Purchases of marketable securities                                       (1,317,660)          (3,055,680)
Purchases of equipment                                                   (1,581,992)            (670,751)
                                                                   ----------------------------------------
Net cash provided by (used in) investing activities                       1,286,660           (1,279,531)

FINANCING ACTIVITIES
Proceeds from exercise of incentive stock options and warrants
                                                                            537,539               17,800
                                                                   ----------------------------------------
Net cash provided by financing activities                                   537,539               17,800
                                                                   ----------------------------------------

Net increase (decrease) in cash and cash equivalents                      4,635,258              (27,340)
Cash and cash equivalents at beginning of year                              868,903              896,243
                                                                   ========================================
Cash and cash equivalents at end of year                                 $5,504,161          $   868,903
                                                                   ========================================


SEE ACCOMPANYING NOTES.


                           Game Financial Corporation

                   Notes to Consolidated Financial Statements




1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The Company offers its proprietary GameCash services as a comprehensive cash access solution to casinos and other gaming establishments. The GameCash solution allows casinos to offer patrons access to cash through credit card cash advances, check cashing and automated teller machines. The Company operated in 76 gaming establishments in 19 states at December 31, 1996 and in 28 gaming establishments in 14 states at December 31, 1995.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Game Financial Corporation and its wholly-owned subsidiaries, Game Financial Corporation of Wisconsin (GFW), Game Financial Corporation of Mississippi (GFM), Game Financial Corporation of Louisiana, and GameCash, Inc., referred to collectively as Game Financial Corporation (the Company). All significant intercompany transactions and balances were eliminated in consolidation.

USE OF ESTIMATES

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect certain reported amounts and disclosures at the date of and during the financial statement reporting periods. Actual results could differ from these estimates.

EARNINGS PER SHARE

Earnings per share are determined by dividing net income by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants. Fully diluted earnings per share are not materially different from primary earnings per share.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with a maturity of three months or less to be cash equivalents. These investments are carried at amortized cost, which approximates market, and are classified available for sale.

EQUIPMENT

Equipment is recorded at cost. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of three to seven years. Costs of repairs and maintenance are expensed when incurred.

REVENUE RECOGNITION

The Company has certain financial service agreements which provide for decreasing rates of fees based on the attainment of specified dollar amounts of transactions processed. Revenue on these contracts is recorded using the actual transactions processed during the period at the overall projected fee rate to be earned under the contract. The estimated fees to be earned under these contracts are reviewed on a regular basis. The cumulative impact of changes to these estimates are recorded in the month of the revision and have not been significant.

NEW PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 permits companies to adopt a new method of accounting for stock compensation awards based on their estimated fair value at the date the awards are granted, or for companies to continue their current method of accounting for stock compensation awards. The Company will continue to utilize its current method of accounting for stock compensation awards and has made the pro forma disclosures required under the statement.

RECLASSIFICATIONS

Certain reclassification were made to the 1995 financial statements so as to present those financial statements on a basis comparable with the current year. The reclassifications had no effect on previously reported net income or retained earnings.

2. MARKETABLE SECURITIES

Marketable securities consist primarily of municipal bonds and are classified as either held-to-maturity or available-for-sale. All securities purchased prior to September 30, 1995 are classified as held-to-maturity as the Company had both the intent and ability to hold these securities to maturity. Those securities purchased after September 30, 1995 are classified as available-for-sale. Available-for-sale securities are stated at fair market value with unrealized gains and losses, net of tax, reported in stockholders' equity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and discounts to maturity.

                                                           GROSS             GROSS
                                        AMORTIZED        UNREALIZED       UNREALIZED       FAIR MARKET
                                          COST             GAINS            LOSSES            VALUE
                                    -----------------------------------------------------------------------
1996
Investments - held-to-maturity:
   Due in 1997                         $     50,000      $       24       $        -       $     50,024
                                    -----------------------------------------------------------------------
                                       $     50,000      $       24       $        -       $     50,024
                                    =======================================================================
Investments - available-for-sale:
   Due in 1997                           $1,079,740        $  1,996       $        -         $1,081,736
   Due in 1998                              300,000           1,530                -            301,530
                                    -----------------------------------------------------------------------
                                         $1,379,740        $  3,526       $        -         $1,383,266
                                    =======================================================================

1995
Investments - held-to-maturity:
   Due in 1996                           $2,939,097         $15,699         $(7,086)         $2,947,710
   Due in 1997                               49,931             243               -              50,174
                                    -----------------------------------------------------------------------
                                         $2,989,028         $15,942         $(7,086)         $2,997,884
                                    =======================================================================

Investments - available-for-sale:
   Due in 1996                          $   854,083        $  1,993      $       (9)        $   856,067
   Due in 1997                              513,909           1,647               -             515,556
                                    -----------------------------------------------------------------------
                                         $1,367,992        $  3,640      $       (9)         $1,371,623
                                    =======================================================================

Investment income was approximately $130,000 and $177,800 in 1996 and 1995, respectively, and is included in other income.

3. COMMON STOCK

On June 21, 1996 and September 26, 1995, the Company recorded five-for-four stock splits effected in the form of 25% stock dividends. All share and per share data in the accompanying financial statements was restated to give effect to the stock splits.

4. INCOME TAXES

The provision for income taxes consists of the following:

                                                  1996               1995
                                        ----------------------------------------
   Current taxes:
     Federal                                 $   834,000           $479,000
     State                                       248,000            138,000
                                        ----------------------------------------
                                               1,082,000            617,000

   Deferred taxes (benefit):
     Federal                                     (29,000)            55,000
     State                                        (8,000)             9,000
                                        ----------------------------------------
                                                 (37,000)            64,000
                                        ----------------------------------------
                                              $1,045,000           $681,000
                                        ========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and liabilities are as follows:

                                                                             1996               1995
                                                                   ----------------------------------------
   Deferred tax assets:
     Deferred revenue                                                 $           -            $38,000
     Accrued expenses not currently deductible                               33,000             17,000
     Reserve for bad debt                                                    77,000              5,000
     Other                                                                    4,000              3,000
                                                                   ----------------------------------------
                                                                           $114,000            $63,000
                                                                   ========================================

   Deferred tax liability:
     Depreciation                                                         $  54,000            $44,000
     Unrealized gain on investments                                           1,400              1,400
     Other                                                                    7,600              4,000
                                                                   ----------------------------------------
                                                                          $  63,000            $49,400
                                                                   ========================================

It is more likely than not that the Company will realize the benefit of the deferred tax assets. Therefore, no valuation allowance has been recorded for any of the periods reported.

The differences between income taxes at the federal statutory rate and the effective tax rate are as follows:

                                                                             1996               1995
                                                                   ----------------------------------------
   Tax computed at the federal statutory rate                           $   897,000           $620,000
   State taxes, net of federal deduction                                    159,000            101,450
   Federal tax-exempt interest income                                       (44,000)           (60,000)
   Other                                                                     33,000             19,550
                                                                   ----------------------------------------
   Provision for income taxes                                            $1,045,000           $681,000
                                                                   ========================================

Income taxes paid during 1996 and 1995 were approximately $856,400 and $608,200, respectively.

5. FINANCIAL SERVICE AGREEMENTS

Seventy-six gaming establishments provide space for one or more of the Company's cash advance services under financial services agreements with the Company. The agreements expire at various dates between January 1997 and February 2002 with certain agreements having options to renew. The options to renew are typically cancelable by the gaming establishment with 90 days notice prior to the renewal date.

The Company receives fees for processing credit card cash advance and ATM transactions and cashing checks. Typically, the fees are paid by the casino guest requesting the transactions, however, in some cases, the gaming establishment has agreed to pay for the check cashing service.

The agreements provide that the Company pay the gaming establishment rent. Rent is typically based on a percentage of fees earned from the services provided at the establishments or in some cases a percentage of the pretax profit (as defined) for the service.

The expense under these agreements was approximately $3,960,000 and $1,187,000 for 1996 and 1995, respectively.

6. PROFIT SHARING PLAN

The Company has a profit sharing plan that allows for contributions, at the discretion of the Board of Directors, not to exceed 15% of the annual compensation of eligible employees, as defined in the Plan. The Plan also allows for employee 401(k) elective deferrals. Profit sharing expense for 1996 and 1995 was approximately $68,000 and $47,700, respectively.

7. RELATED PARTY TRANSACTIONS

The Company has an office sharing agreement with a company owned by the majority stockholder. The Company receives amounts for shared employees, rent, equipment, and other costs. The Company received approximately $23,400 in 1996 and $44,200 in 1995 for shared expenses.

8. STOCK OPTIONS AND WARRANTS

OPTION PLAN

Effective February 24, 1994, the Company adopted the Game Financial Corporation 1994 Stock Option and Incentive Plan (Plan). The Plan permits the granting of awards to employees and directors of the Company in the form of incentive stock options, nonqualified stock options, and grants of restricted stock. Awards may be granted in any one or a combination of these forms. The Company reserved 726,563 shares of common stock for issuance of awards pursuant to the Plan.
At December 31, 1996, 393,375 shares were still available.


                                                                                        WEIGHTED AVERAGE
                                                                                         EXERCISE PRICE
                                                                          SHARES            PER SHARE
                                                                   ----------------------------------------

   Options outstanding at December 31, 1994                                285,156             $2.43
     Granted to employees                                                   63,750              7.00
     Exercised                                                              (7,813)             2.28
     Forfeited                                                             (15,156)             2.28
                                                                   ---------------------

   Options outstanding at December 31, 1995                                325,937              3.34
     Exercised                                                             (49,032)             2.32
     Forfeited                                                                (562)             4.38
                                                                   ---------------------

   Options outstanding at December 31, 1996                                276,343             $3.51
                                                                   =====================

   Options exercisable at December 31, 1996                                140,592             $2.71
   Options exercisable at December 31, 1995                                119,781             $2.43

Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share, as if SFAS 123 had been adopted. The Company has continued to account for stock-based compensation plans under APB 25. The pro forma disclosure of the effect of SFAS 123 on net income and earnings per share for the years ended December 31, 1996 and 1995, is presented below. The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the weighted-average risk-free interest rate assumption for 1996 at 7.44%, volatility factor of the expected market price of the Company's Common Stock of .59 and an option life of four years. Fair value calculations assume no dividends will be paid on the Company's Common Stock.

                                                  1996              1995
                                          ------------------------------------

   Pro forma net income                         $1,493,775       $1,142,635
   Pro forma primary earning per share             .32               .25

The weighted average fair value of options granted on December 19, 1995 was $3.70. The weighted average remaining life of all outstanding options at December 31, 1996 is 3.23 years.

STOCK WARRANTS

In conjunction with the initial public offering, the Company issued 106,250 warrants, adjusted for the effect of a stock split declared in September 1995, to the underwriters. Each warrant allows the underwriter to purchase one share of the Company's common stock at $4.80 per share. The warrants were exercised in April 1996 for $510,000.

9. COMMITMENTS

EMPLOYMENT AGREEMENT

The Company's president has a three-year employment agreement requiring an annual base salary of $180,000, adjusted annually after the first year by the Board of Directors. The Board may also provide an incentive bonus up to 50% of the base salary. The agreement further provides that upon termination of employment, the president is entitled to one year's base salary, payable over twelve months.

OPERATING LEASES

The Company leases office space under non-cancelable leases expiring through March 1999. The leases require annual lease payments of approximately $127,400. Rent expense for 1996 and 1995, net of amount reimbursed by related party, was approximately $68,500 and $47,600, respectively.

10. CONCENTRATION OF RISK

Eight gaming establishments with a common management company comprised 46% of the Company's revenue in 1996 and six gaming establishments with a common management company comprised 79% of the Company's revenue in 1995. The majority of the contracts with this management company have terms of two years with renewal provisions.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 7, 1996, the Company engaged Ernst & Young LLP, independent auditors, to audit the consolidated financial statements of the Company for the year ending December 31, 1996. The audit opinion of Lurie, Besikof, Lapidus & Co., LLP, the Company's prior accountants, for the year ended December 31, 1995 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. There have been no disagreements between Lurie, Besikof, Lapidus & Co., LLP and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Lurie, Besikof, Lapidus & Co., LLP, would have caused it to make reference to the subject matter of the dispute in connection with its report.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding directors and officers of the Company is set forth under the captions "Election of Directors" and "Information Regarding Directors, Nominees and Executive Officers - Directors and Nominees" and "Executive Officers" in the Proxy Statement, and is incorporated by reference herein.


ITEM 10.      EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers of the Company is set forth under the captions "Information Regarding Directors, Nominees and Executive Officers - Executive Compensation", "Retirement Savings Plan", and "Stock Options" in the Proxy Statement, and is incorporated by reference herein.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management contained is set forth under the caption "Beneficial Ownership of Common Stock" in the Proxy Statement, and is incorporated by reference herein.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the caption "Information Regarding Directors, Nominees and Executive Officers - Certain Transactions" in the Proxy Statement, and is incorporated by reference herein.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Listing of Exhibits

   Exhibit
      No.     Description
   -------    -----------
     3.1      Articles of Incorporation of Game Financial Corporation,
              as amended

     3.2      Bylaws of Game Financial Corporation, as amended

    10.1 Game Financial Corporation 1994 Stock Option and Incentive Plan, as amended

    10.2 Employment Agreement dated February 24, 1994, between the Company and Gary A. Dachis as amended November 5, 1996

    10.3      Form of Non-Competition Agreement

    10.4      Form of Financial Services Agreement

    10.5      Form of Cash Advance Agreement

    10.6 Sublease Agreement dated October 28, 1996, between the Company and Grand Casinos, Inc.

    10.7      Financial Services Agreement dated August 30, 1994 between
              Game Financial Corp. of Louisiana and the Coushata Indian Tribe of Louisiana (1)

    10.8 Cash Advance Agreement dated March 4, 1994 between Game Financial Corp. of Mississippi and Grand Casinos of Mississippi, Inc. - Gulfport (1)

    10.9 Cash Advance Agreement dated March 4, 1994 between Game Financial Corp. of Mississippi and Grand Casinos of Mississippi, Inc. - Biloxi (1)

    10.10 Financial Services Agreement dated May 17, 1994 between Game Financial Corp. of Louisiana and The Tunica-Biloxi Indian Tribe of Louisiana (1)

    10.11 Financial Services Agreement dated May 13, 1994 between Game Financial Corporation and The Corporate Commission of the Mille Lacs Band of Ojibwe (Hinkley) (1)

    10.12 Financial Services Agreement dated May 13, 1994 between Game Financial Corporation and The Corporate Commission of the Mille Lacs Band of Ojibwe (Mille Lacs) (1)

    10.13 Cash Advance Agreement dated July 11, 1995, between Game Financial Corporation and Stratosphere Corporation (1)

    10.14 Cash Advance Agreement dated February 2, 1996, between Game Financial Corporation of Mississippi and B.L. Development Corporation (1)

    10.15 Financial Services Agreement dated January 8, 1996 between GameCash, Inc. and the Soaring Eagle Gaming (1)

    10.16 Automatic Teller Machine Supply and Servicing Agreement dated July 22, 1996 between GameCash, Inc. and Soaring Eagle Gaming (1)

    10.17 Financial Services Agreement dated February 22, 1996 between Game Financial Corporation of Wisconsin and Ho-Chunk Nation (1)

(1) - Confidential treatment has been requested for portions of this exhibit.


    11        Statement re: Computation of Per Share Earnings

    21.1      Subsidiaries of the Company

    23        Consent of Independent Auditors


(b) Reports on Form 8-K.

        On November 15, 1996, the Company filed a current report on Form 8-K with respect to the change in accountants which is discussed at Item 8 of this report.



                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GAME FINANCIAL CORPORATION
                                              (Registrant)

Dated:  March 26,1997             By:   /s/ Gary A. Dachis
                                        ------------------
                                        Gary A. Dachis, President and
                                        Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                                    DATE
---------                     -----                                    ----

/s/ Gary A. Dachis            President, Chief Executive Officer,      3/26/97
------------------------      Secretary, Treasurer and Director
Gary A. Dachis

/s/ Stephen P. Weisbrod       Vice President Information Systems       3/26/97
------------------------      and Director
Stephen P. Weisbrod


/s/ Jeffrey Ringer            Vice President Finance and Chief         3/26/97
------------------------      Financial Officer
Jeffrey L. Ringer


/s/ Paul H. Ravich            Director                                 3/26/97
------------------------
Paul H. Ravich


                              Director                                 3/26/97
------------------------
Tom Grossman

                                INDEX TO EXHIBITS

(1) Confidential treatment has been requested on portions of this exhibit.

EXHIBIT
  NO.
-------

  3.1    Articles of Incorporation          Incorporated by reference
         of Game Financial Corporation,     to Exhibit 3.1 to the Company's
         as amended                         Registration Statementon Form SB-2
                                            (File No. 33-75730C)

  3.2    Bylaws of Game Financial           Incorporated by reference
         Corporation, as amended            to Exhibit 3.2 to the Company's
                                            Registration Statement on Form SB-2
                                            (File No. 33-75730C)

 10.1    Game Financial Corporation         Incorporated by reference
         1994 Stock Option and              to Exhibit 10.1 and 10.9
         Incentive Plan, as amended         to the Company's Registration
                                            Statement on Form SB-2
                                            (File No. 33-75730C)

 10.2    Employment Agreement dated         Employment agreement incorporated
         February 24, 1994, between         by reference to Exhibit 10.3 to
         the Company and Gary A. Dachis,    the Company's Registration
         amended November 6, 1996           Statement on Form SB-2
                                            (File No. 33-75730C).
                                            Amendment incorporated by reference
                                            to Exhibit 10.2 to the Company's
                                            registration statement on Form S-1
                                            (File No 333-15769)

 10.3    Form of Non-Competition            Incorporated by reference to
         Agreement                          Exhibit 10.4 to the Company's
                                            Registration Statement on Form SB-2
                                            (File No. 33-75730C).

 10.4    Form of Financial Services         Incorporated by reference to
         Agreement                          Exhibit 10.5 to the Company's
                                            Registration Statement on Form SB-2
                                            (File No. 33-75730C)

 10.5    Form of Cash Advance               Incorporated by reference to
         Agreement                          Exhibit 10.6 to the Company's
                                            Registration Statement on Form SB-2
                                            (File No. 33-75730C)

 10.6    Sublease Agreement dated           Incorporated by reference to
         October 28, 1996 between           Exhibit 10.6 to the Company's
         the Company and Grand              Registration Statement on Form S-1
         Casinos, Inc.                      (File No. 333-15769)

 10.7    Financial Services Agreement       Incorporated by reference to
         dated August 30, 1994 between      Exhibit 10.4 to the Company's
         Game Financial Corporation of      Registration Statement on Form S-3
         Louisiana and The Coushata         (File No. 33-98486)
         Tribe of Louisiana (1)

 10.8    Cash Advance Agreement dated       Incorporated by reference to
         March 4, 1994 between Game         Exhibit 10.5 to the Company's
         Financial Corporation of           Registration Statement on Form S-3
         Mississippi and Grand Casinos      (File No. 33-98486)
         of Mississippi, Inc. -
         Gulfport (1)

 10.9    Cash Advance Agreement dated       Incorporated by reference to
         March 4, 1994 between Game         Exhibit 10.6 to the Company's
         Financial Corporation of           Registration Statement on Form S-3
         Mississippi and Grand Casinos      (File No. 33-98486)
         of Mississippi, Inc. -
         Biloxi (1)

 10.10   Financial Services Agreement       Incorporated by reference to
         dated May 17, 1994 between         Exhibit 10.7 to the Company's
         Game Financial Corporation         Registration Statement on Form S-3
         of Louisiana and                   (File No. 33-98486)
         The Tunica-Biloxi Indian
         Tribe of Louisiana (1)

 10.11   Financial Services Agreement       Incorporated by reference to
         dated May 13, 1994 between         Exhibit 10.8 to the Company's
         Game Financial Corporation         Registration Statement on Form S-3
         and the Corporate Commission       (File No. 33-98486)
         of the Mille Lacs Band of
         Ojibwe (Hinkley) (1)

 10.12   Financial Services Agreement       Incorporated by reference to
         dated May 13, 1994 between         Exhibit 10.9 to the Company's
         Game Financial Corporation         Registration Statement on Form S-3
         and The Corporate Commission       (File No. 33-98486)
         of the Mille Lacs Band of
         Ojibwe (Mille Lacs) (1)

 10.13   Cash Advance Agreement dated       Incorporated by reference to
         July 11, 1995 between Game         Exhibit 10.10 to the Company's
         Financial Corporation and          Registration Statement on Form S-3
         Stratosphere Corporation (1)       (File No. 33-98486)

 10.14   Cash Advance Agreement dated       Incorporated by reference to
         February 2, 1996 between Game      Exhibit 10.11 to the Company's
         Financial Corporation of           Registration Statement on Form S-3
         Mississippi and B.L.               (File No. 33-98486)
         Development Corporation (1)

 10.15   Financial Services Agreement       Incorporated by reference to
         dated January 8, 1996, between     Exhibit 10.15 to amendment No. 1
         GameCash, Inc. and                 to the Company's Registration
         Soaring Eagle Gaming (1)           Statement on Form S-1
                                            (file No. 333-15769)

 10.16   Automatic Teller Machine Supply    Incorporated by reference to
         and Servicing Agreement dated      Exhibit 10.16 to amendment No. 1
         August 2, 1996 between             to the Company's Registration
         GameCash, Inc. and                 Statement on Form S-1
         Soaring Eagle Gaming (1)           (file No. 333-15769)

 10.17   Financial Services Agreement       Incorporated by reference to
         dated February 22, 1996 between    Exhibit 10.17 to amendment No. 1
         Game Financial Corporation of      to the Company's Registration
         Wisconsin and the                  Statement on Form S-1
         Ho-Chunk Nation (1)                (file No. 333-15769)

 11      Statement re:                      Filed herewith
         Computation of Earnings
         Per Share

 21.1    Subsidiaries of the Company        Filed herewith

 23      Consent of Ernst & Young LLP       Filed herewith

 23.1    Consent of Lurie, Besikof,         Filed herewith
         Lapidus & Co., LLP