Form 10QSB
period 1997-03-31
GAME FINANCIAL CORP
filed 1997-05-15
CIK 920106

GAME FINANCIAL CORPORATION

                                   FORM 10-QSB
                                 MARCH 31, 1997

                     U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                 13705 First Avenue North, Minneapolis, MN 55441
                    (Address of principal executive offices)

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



 APPLICABLE ONLY TO CORPORATE ISSUERS: As of May 13, 1997, the Corporation had
        4,520,622 shares of its $.01 par value common stock outstanding.



                                TABLE OF CONTENTS

                                                                          Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of March 31,
                     1997 and December 31, 1996                            3

                 Condensed Consolidated Statements of Income for the
                     Three Months Ended March 31, 1997 and
                     March 31,1996                                         4

                 Condensed Consolidated Statements of Cash Flows for
                     the Three Months Ended March 31, 1997 and
                     March 31, 1996                                        5

                 Notes to Condensed Consolidated Financial Statements      6


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          6 - 8


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         9



SIGNATURES                                                                10

Exhibit 11 - Computation of Earnings Per Share                            11

Exhibit 27 - Financial Data Schedule                                      12



                           GAME FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     AS OF:

                                                    MARCH 31,       DECEMBER 31,
                                                       1997             1996
                                                   -----------      -----------
                          ASSETS
CURRENT ASSETS
     Cash and cash equivalents                     $ 5,982,179      $ 5,504,161
     Marketable securities                           1,328,466        1,131,736
     Receivables                                       543,398          522,007
     Other                                             677,292          341,981
                                                   -----------      -----------
          TOTAL CURRENT ASSETS                       8,531,335        7,499,885
                                                   -----------      -----------

EQUIPMENT
     Furniture, fixtures, and equipment              3,333,035        3,074,020
     Less accumulated depreciation                   1,135,207          944,317
                                                   -----------      -----------
                                                     2,197,828        2,129,703
                                                   -----------      -----------

MARKETABLE SECURITIES                                     --            301,530
                                                   -----------      -----------
                                                   $10,729,163      $ 9,931,118
                                                   ===========      ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                              $ 1,720,519      $ 1,382,010
     Accrued expenses                                  261,114          358,194
     Income taxes payable                              295,530          190,230
     Deferred revenue                                   11,943             --
                                                   -----------      -----------
          TOTAL CURRENT LIABILITIES                  2,289,106        1,930,434
                                                   -----------      -----------

DEFERRED INCOME TAXES                                   63,000           63,000
                                                   -----------      -----------

STOCKHOLDERS' EQUITY
     Preferred Stock                                      --               --
     Common stock                                       45,206           45,206
     Additional paid-in capital                      4,719,910        4,719,910
     Retained earnings                               3,609,814        3,170,441
     Unrealized gain on investments                      2,127            2,127
                                                   -----------      -----------
                                                     8,377,057        7,937,684
                                                   -----------      -----------
                                                   $10,729,163      $ 9,931,118
                                                   ===========      ===========


            See notes to condensed consolidated financial statements



                           GAME FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                           FOR THE THREE MONTHS ENDED:

                                          MARCH 31,       MARCH 31,
                                            1997            1996
                                         ----------      ----------

Revenue                                  $6,489,957      $3,188,161

Cost of Revenue                           4,606,289       2,032,221
                                         ----------      ----------

Gross Margin                              1,883,668       1,155,940

Sales, Marketing, General And
   Administrative Expenses                1,153,204         728,132
                                         ----------      ----------

Operating Income                            730,464         427,808

Other Income                                 20,909          31,073
                                         ----------      ----------

Income Before Taxes                         751,373         458,881

Income Tax Expense                          312,000         175,000
                                         ----------      ----------

Net Income                               $  439,373      $  283,881
                                         ==========      ==========

Net Income Per Share                     $     0.09      $     0.06
                                         ==========      ==========

Weighted Average Shares Outstanding       4,670,495       4,624,356
                                         ==========      ==========


            See notes to condensed consolidated financial statements



                           GAME FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           FOR THE THREE MONTHS ENDED:

                                                                  MARCH 31,        MARCH 31,
                                                                   1997              1996
                                                                -----------       -----------
OPERATING ACTIVITIES
     Net income                                                 $   439,373       $   283,881
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
          Depreciation                                              190,890            88,907
          Amortization of investment premiums
               and discounts                                          4,800            21,027
     Changes in operating assets and liabilities:
          Receivables                                               (21,391)              921
          Other current assets                                     (335,311)         (118,119)
          Accounts payable                                          338,509           303,774
          Accrued expenses                                          (97,080)          (89,004)
          Income taxes payable                                      105,300            87,025
          Deferred revenue                                           11,943           110,148
                                                                -----------       -----------
               Net cash provided (used) by
                     operating activities                           637,033           688,560
                                                                -----------       -----------

INVESTING ACTIVITIES
     Proceeds from maturities of marketable securities              100,000         1,416,825
     Purchases of marketable securities                                --            (268,621)
     Purchases of equipment                                        (259,015)         (236,473)
                                                                -----------       -----------
          Net cash provided (used) by investing activities         (159,015)          911,731
                                                                -----------       -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                478,018         1,600,291

CASH AND CASH EQUIVALENTS
     Beginning of period                                          5,504,161           868,903
                                                                -----------       -----------
     End of period                                              $ 5,982,179       $ 2,469,194
                                                                ===========       ===========


            See notes to condensed consolidated financial statements




              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION - In the opinion of the Company, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997, or any other period. For further information, refer to the consolidated financial statements and footnotes included in the registrant Company's annual report on Form 10-KSB for the year ended December 31, 1996.


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



NOTE 3. - CASINO LOCATIONS - The Company offers its cash access services pursuant to agreements with the operators of the host casinos. Such agreements typically have initial terms of one to three years with renewal clauses.


The following table summarizes the number of locations at which the Company operated at the indicated dates:

                                               NUMBER OF LOCATIONS AT:
                                               -----------------------

SERVICES PROVIDED                    12/31/94    12/31/95    12/31/96    3/31/97
-----------------                    --------    --------    --------    -------

Credit card only                            5          19          48         48
Credit card and check cashing               5           9          15         14
Credit card and ATM                         -           -           4          5
Credit card, check cashing and ATM          -           -           6          9
Check Cashing Only                          -           -           -          1
ATM only                                    -           -           3          2
                                           --          --          --         --
Total                                      10          28          76         79
                                           ==          ==          ==         ==

Number of states                            6          14          19         20

NOTE 4. - ACCOUNTING CHANGES - Earnings per Share SFAS 128, "Earnings per Share," supercedes APB Opinion 15, "Earnings per Share," by replacing the method currently used to compute earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options will be excluded from the calculation of basic earnings per share. Diluted earnings per share will be calculated similarly to the current fully diluted earnings per share. SFAS 128 is effective for periods ending after December 15, 1997, with earlier application prohibited. After the effective date, all prior period earnings per share data presented shall be restated to conform to the provisions of this statement. The adoption of SFAS 128 is not expected to have a material impact on the calculation of earnings per share.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's GameCash solution enables casinos to offer their patrons comprehensive cash access services including credit card cash advances, check cashing and ATMs. Revenue, which is derived from fees charged for cash access services, has increased significantly as a result of an increase in the number of locations at which the Company provides cash access services, the establishment of operations at larger casinos, and an increase in the volume of transactions at existing locations. The Company provided GameCash cash access services at 79 locations at March 31, 1997, compared to compared to 76 and 28 at the end of 1996 and 1995, respectively.

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

REVENUE

Revenue for the quarter ended March 31, 1997 was $6,490,000, a 104% increase over $3,188,000 for the same period in 1996.

COST OF REVENUE

Cost of revenue for the quarter ended March 31, 1997 was $4,606,000 a 127% increase over $2,032,000 for the first quarter of 1996. The variable nature of the majority of the direct expenses is the primary cause of the increase in cost of revenue.

The gross margin percentage was 29% for the quarter ended March 31, 1997 compared to 36% for the same period last year. The reduction in gross margin as a percentage of revenue was due primarily to higher casino commission rates payable to casino operators under certain new or renewed contracts, as well as start-up expenses, primarily payroll and supplies, related to check cashing locations opened during the first quarter of 1997 and the end of 1996.

Management continues to believe that as the Company enters into more established markets with larger properties, primarily Las Vegas and Atlantic City, there will be increased pressure on gross margins. The Company is continuing its efforts to improve operating efficiencies and improve the cost effectiveness of its equipment.

SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, marketing, general and administrative expenses for the quarter ended March 31, 1997 were $1,153,000 a 58% increase over $728,000 for the same period last year. The reduction in these expenses as a percentage of revenue was due to the fixed nature of many of the items, the rapid growth in revenue and the Company's cost control measures.

The Company will continue to prudently invest in the development of new and improved applications of technology for the financial services segment of the gaming industry. In addition, through ongoing contact with current customers, the Company is continually upgrading and implementing system enhancements.

NET INCOME

For the quarter ended March 31, 1997, net income increased 55% to $439,000 or 9 cents per share compared with $284,000, or 6 cents per share for the same period last year. All earnings per share amounts have been adjusted to reflect the 5-for-4 stock split effected as a 25% stock dividend paid in September 1995 and June 1996.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary capital requirements have been to fund purchases of equipment for use at new casino locations and provide working capital for operating new and existing locations. Cash inventory requirements will increase as the Company increases the number of locations at which it provides its GameCash check cashing and ATM services. At March 31, 1997, the Company had $8,531,000 in current assets compared with $7,500,000 at December 31, 1996. Cash, cash equivalents and marketable securities totaled $7,311,000 at March 31, 1997 compared with $6,937,000 at December 31, 1996. The Company's business requires it to maintain cash inventories for check cashing and ATM services. Cash inventory requirements increase as the Company increases the number of locations at which it provides its GameCash services. The Company is currently exploring sources of capital to supplement internally generated funds to address the cash requirement of continued growth.

Operating activities during the quarter ended March 31, 1997 generated $637,000 of net cash compared with $689,000 of cash for the same period last year. Though net income was $155,000 more in the first quarter of 1997, the increase in other current assets offset the difference and the net cash provided by operating activities was comparable between the quarters. The Company's investment in property and equipment of $259,000 during the quarter ended March 31, 1997 was slightly above the investment in equipment during the same period last year. Investments in property are primarily related to equipment used in casino locations.

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




                                                GAME FINANCIAL CORPORATION
                                                (Registrant)

Dated:  May 13, 1997                       By:  /s/ Gary A. Dachis
                                                ------------------
                                                Gary A. Dachis, President and
                                                Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                                   DATE
---------                      -----                                   ----


/s/ Gary A. Dachis             President, Chief Executive Officer,     5/13/97
---------------------------    Secretary, Treasurer and Director
Gary A. Dachis

/s/ Stephen P. Weisbrod        Vice President Information Systems      5/13/97
---------------------------    and Director
Stephen P. Weisbrod

/s/ Jeffrey Ringer             Vice President Finance and Chief        5/13/97
---------------------------    Financial Officer
Jeffrey L. Ringer

/s/ Paul H. Ravich             Director                                5/13/97
---------------------------
Paul H. Ravich

/s/ Thomas Grossman            Director                                5/13/97
---------------------------
Thomas Grossman