Form 10QSB
period 1997-06-30
GAME FINANCIAL CORP
filed 1997-08-13
CIK 920106

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                  EXCHANGE ACT

For the transition period from.......................to........................

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


   APPLICABLE ONLY TO CORPORATE ISSUERS: As of August 1, 1997, the Corporation had 4,520,622 shares of its $.01 par value common stock outstanding.

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at June 30,
                     1997 and December 31, 1996                            3

               Condensed Consolidated Statements of Income for the
                      Three Months Ended June 30, 1997 and
                      June 30, 1996                                        4

               Condensed Consolidated Statements of Income for the
                      Six Months Ended June 30, 1997 and
                      June 30, 1996                                        5

               Condensed Consolidated Statements of Cash Flows for
                      the Six Months Ended June 30, 1997 and
                      June 30, 1996                                        6

                Notes to Condensed Consolidated Financial Statements       7


      Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             8 - 9


PART II.  OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K                           10


SIGNATURES                                                                 11

Exhibit 11 - Computation of Earnings Per Share                             12

Exhibit 27 - Financial Data Schedule                                       13

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 1997

                           GAME FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     AS OF:

                                                          June 30,      December 31,
                                                           1997            1996
                                                       -----------      ----------
                        ASSETS
CURRENT ASSETS
     Cash and cash equivalents                         $ 7,964,929      $5,504,161
     Marketable securities                                 171,014       1,131,736
     Receivables                                           487,285         522,007
     Other                                                 513,585         341,981
                                                       -----------      ----------
          TOTAL CURRENT ASSETS                           9,136,813       7,499,885
                                                       -----------      ----------

EQUIPMENT
     Furniture, fixtures, and equipment                  3,934,869       3,074,020
     Less accumulated depreciation                       1,351,852         944,317
                                                       -----------      ----------
                                                         2,583,017       2,129,703
                                                       -----------      ----------

MARKETABLE SECURITIES                                         --           301,530
                                                       -----------      ----------
                                                       $11,719,830      $9,931,118
                                                       ===========      ==========


             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                  $ 2,180,923      $1,382,010
     Accrued expenses                                      491,867         358,194
     Income taxes payable                                   34,530         190,230
                                                       -----------      ----------
          TOTAL CURRENT LIABILITIES                      2,707,320       1,930,434
                                                       -----------      ----------

DEFERRED INCOME TAXES                                       63,000          63,000
                                                       -----------      ----------

STOCKHOLDERS' EQUITY
     Preferred Stock                                          --              --
     Common stock                                           45,207          45,206
     Additional paid-in capital                          4,720,534       4,719,910
     Retained earnings                                   4,183,769       3,170,441
     Unrealized gain on investments                           --             2,127
                                                       -----------      ----------
                                                         8,949,510       7,937,684
                                                       -----------      ----------
                                                       $11,719,830      $9,931,118
                                                       ===========      ==========

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 1997

                           GAME FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                           FOR THE THREE MONTHS ENDED:

                                        JUNE 30,      JUNE 30,
                                          1997          1996
                                       ----------    ----------
Revenue                                $7,917,723    $4,636,898

Cost of Revenue                         5,785,105     3,208,793
                                       ----------    ----------

Gross Margin                            2,132,618     1,428,105

Sales, Marketing, General And
   Administrative Expenses              1,177,036       870,352
                                       ----------    ----------

Operating Income                          955,582       557,753

Other Income                                8,373        34,040
                                       ----------    ----------

Income Before Taxes                       963,955       591,793

Income Tax Expense                        390,000       233,000
                                       ----------    ----------

Net Income                             $  573,955    $  358,793
                                       ==========    ==========

Net Income Per Share                   $     0.12    $     0.08
                                       ==========    ==========

Weighted Average Shares Outstanding     4,710,594     4,715,004
                                       ==========    ==========

            See notes to condensed consolidated financial statements

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 1997

                           GAME FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            FOR THE SIX MONTHS ENDED:

                                         JUNE 30,      JUNE 30,
                                           1997          1996
                                       -----------    ----------
Revenue                                $14,407,680    $7,825,059

Cost of Revenue                         10,391,394     5,241,014
                                       -----------    ----------

Gross Margin                             4,016,286     2,584,045

Sales, Marketing, General And
   Administrative Expenses               2,330,239     1,598,484
                                       -----------    ----------

Operating Income                         1,686,047       985,561

Other Income                                29,281        65,113
                                       -----------    ----------

Income Before Taxes                      1,715,328     1,050,674

Income Tax Expense                         702,000       408,000
                                       -----------    ----------

Net Income                             $ 1,013,328    $  642,674
                                       ===========    ==========

Net Income Per Share                   $      0.22    $     0.14
                                       ===========    ==========

Weighted Average Shares Outstanding      4,710,594     4,669,680
                                       ===========    ==========

            See notes to condensed consolidated financial statements

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 1997

                           GAME FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            FOR THE SIX MONTHS ENDED:

                                                                JUNE 30,         JUNE 30,
                                                                  1997            1996
                                                              -----------     -----------
OPERATING ACTIVITIES
     Net income                                               $ 1,013,328     $   642,674
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
           Depreciation                                           407,535         210,304
          Amortization of investment premiums
               and discounts                                        6,139          38,062
     Changes in operating assets and liabilities:
          Receivables                                              34,722         (46,713)
          Other current assets                                   (171,604)       (108,823)
          Accounts payable                                        643,213         516,668
          Accrued expenses                                        133,673         (63,414)
          Deferred revenue                                           --           213,063
                                                              -----------     -----------
               Net cash provided (used) by
                     operating activities                       2,067,006       1,401,821
                                                              -----------     -----------

INVESTING ACTIVITIES
     Proceeds from maturities of marketable securities          1,253,986       1,924,032
     Purchases of marketable securities                              --          (793,507)
     Purchases of equipment                                      (860,849)       (585,010)
                                                              -----------     -----------
          Net cash provided (used) by investing activities        393,137         545,515
                                                              -----------     -----------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                          625          25,048
     Proceeds from exercise of underwriters warrants                 --           510,000
                                                              -----------     -----------
                                                                      625         535,048
                                                              -----------     -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                            2,460,768       2,482,384

CASH AND CASH EQUIVALENTS
     Beginning of period                                        5,504,161         868,903
                                                              -----------     -----------
     End of period                                            $ 7,964,929     $ 3,351,287
                                                              ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              -----------     -----------
     Cash Paid for Taxes                                      $   931,700     $   500,075
                                                              -----------     -----------

            See notes to condensed consolidated financial statements

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 1997


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION - In the opinion of the Company, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the periods ended June 30, 1997 and 1996. The results of operations and cash flows for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997, or any other period. For further information, refer to the consolidated financial statements and footnotes included in the registrant Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

The following table summarizes the number of locations at which the Company operated at the indicated dates:

                                                     NUMBER OF LOCATIONS AT:

SERVICES PROVIDED                       12/31/94      12/31/95     12/31/96       6/31/97
Credit card only                               5            19           48            51
Credit card and check cashing                  5             9           15            14
Credit card and ATM                           --            --            4             5
Credit card, check cashing and ATM            --            --            6            10
Check Cashing Only                            --            --           --             1
ATM only                                      --            --            3             2
                                              --            --           --             -
Total                                         10            28           76            83
                                              ==            ===          ==            ==

Number of states                               6            14           19            20


                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's GameCash solution enables casinos to offer their patrons comprehensive cash access services including credit card cash advances, POS Debit, check cashing and ATMs. Revenue, which is derived from fees charged for cash access services, has increased significantly as a result of an increase in the number of locations at which the Company provides cash access services, the establishment of operations at larger casinos, and an increase in the volume of transactions at existing locations. The Company provided GameCash cash access services at 83 locations at June 30, 1997, compared to compared to 76 and 28 at the end of 1996 and 1995, respectively.

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

REVENUE

Revenue for the quarter ended June 30, 1997 was $7,918,000, a 71% increase over $4,637,000 for the same period in 1996. Revenue for the six months ended June 30, 1997 was $14,408,000, an 84% increase over $7,825,000 for the same period last year.

COST OF REVENUE

Cost of revenue for the quarter ended June 30, 1997 was $5,785,000, compared with $3,209,000 for the same period last year. For the six months ended June 30, 1997, cost of revenue was $10,391,000 compared with $5,241,000 for the same period last year. The increase in the number of transactions and the variable nature of the majority of the direct expenses is the primary cause of the increase in cost of revenue.

The gross margin percentage was 27% for the quarter ended June 30, 1997 compared with 31% for the same period last year. For the six months ended June 30, 1997, gross margin was 28% compared with 33% for the same period last year. The reduction in gross margin as a percentage of revenue was due primarily to higher casino commission rates payable to casino operators under certain new or renewed contracts and increases in fees paid to the credit card companies for processing credit card transactions.

Management continues to believe that as the Company enters into more established markets with larger properties, primarily Las Vegas and Atlantic City, there will be increased pressure on gross margins. The Company is continuing its efforts to improve operating efficiencies and improve the cost effectiveness of its equipment.

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 1997

SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, marketing, general and administrative expenses for the quarter ended June 30, 1997 were $1,177,000, or 15% of revenue, compared with $870,000 or 19% of revenue, for the same period last year. For the six months ended June 30, 1997, sales, marketing and general and administrative expenses were $2,330,000 or 16% of revenue compared with $1,598,000 or 20% of revenue. The reduction in these expenses as a percentage of revenue was due to the fixed nature of many of the items, the rapid growth in revenue and the Company's cost control measures.

The Company will continue to prudently invest in the development of new and improved applications of technology for the financial services segment of the gaming industry. In addition, through ongoing contact with current customers, the Company is continually upgrading and implementing system enhancements.

NET INCOME

For the quarter ended June 30, 1997, net income increased 60% to $574,000 or 12 cents per share compared with $359,000, or 8 cents per share for the same period last year. For the six months ended June 30, 1997, net income increased 58% to $1,013,000 or 22 cents per share compared with $643,000 or 14 cents per share. All earnings per share amounts have been adjusted to reflect the 5-for-4 stock splits paid in September 1995 and June 1996.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary capital requirements have been to provide working capital for operating new and existing locations and fund purchases of equipment for use at new casino locations. At June 30, 1997, the Company had $9,137,000 in current assets compared with $7,500,000 at December 31, 1996. Cash, cash equivalents and marketable securities totaled $8,136,000 at June 30, 1997 compared with $6,937,000 at December 31, 1996. The Company's business requires it to maintain cash inventories for check cashing and ATM services. Cash inventory requirements increase as the Company increases the number of locations at which it provides its GameCash services. During the quarter the Company obtained a $5,000,000 line of credit which should be sufficient to address the cash requirements of continued growth for the next 12 to 24 months.

Operating activities during the six months ended June 30, 1997 generated $2,067,000 of net cash compared with $1,402,000 of cash for the same period last year. The Company's investment in property and equipment of $861,000 during the six months ended June 30, 1997 was significantly above the $585,000 investment in equipment during the same period last year. Investments in property are primarily related to equipment used in casino locations.


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

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 1997

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

         No significant legal proceedings

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting was held on May 8, 1997. The following matters were submitted to a vote by the shareholders at the Annual Meeting. All matters were approved.

         Election of Directors - The following persons were elected to serve as directors for a term of one year:

              Gary A. Dachis
              Thomas Grossman
              Paul H. Ravich
              Stephen P. Weisbrod

         Amend the Game Financial Stock Option and Incentive Plan to increase the number of shares reserved for issuance and to provide automatic grants of stock options to non-employee directors.

         To ratify the appointment of Ernst & Young, LLP, as independent auditors.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

              (11) Statement re: computation of earnings per share

              (27) Financial Data Schedule

         Reports on Form 8-K:

              None

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 1997


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GAME FINANCIAL CORPORATION
                                     (Registrant)

Dated:  August 11,1997               By: /s/ Gary A. Dachis
                                         Gary A. Dachis, President and
                                         Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                                     DATE
---------                    -----                                     ----

/s/ Gary A. Dachis           President, Chief Executive Officer,      8/11/97
---------------------------  Secretary, Treasurer and Director
Gary A. Dachis

/s/ Stephen P. Weisbrod      Vice President Information Systems       8/11/97
---------------------------  and Director
Stephen P. Weisbrod

/s/ Jeffrey Ringer           Vice President Finance and Chief         8/11/97
---------------------------  Financial Officer
Jeffrey L. Ringer

/s/ Thomas Grossman          Director                                 8/11/97
---------------------------
Thomas Grossman

/s/ Paul H. Ravich           Director                                 8/11/97
---------------------------
Paul H. Ravich