Form 10QSB
period 1997-09-30
GAME FINANCIAL CORP
filed 1997-11-12
CIK 920106

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

     For the transition period from.............to.............

                         Commission file number 0-23626

                           GAME FINANCIAL CORPORATION
                  --------------------------------------------
               (Exact name of issuer as specified in its charter)

                  Minnesota                              41-1684452
              -----------------                          ----------
        (State or other jurisdiction                    (IRS Employer
        of incorporation or organization)             Identification No.)

                  13705 First Avenue North, Plymouth, MN 55441
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (612) 476-8500
                                 --------------
                           (Issuer's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____



  APPLICABLE ONLY TO CORPORATE ISSUERS: As of November 1, 1997 the Corporation had 4,529,240 shares of its $.01 par value common stock outstanding.

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                             Page
                                                                          Number
                                                                          ------

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets at September 30,
                             1997 and December 31, 1996                     3

                  Condensed Consolidated Statements of Income for the
                             Three Months Ended September 30, 1997 and
                             September 30, 1996                             4

                  Condensed Consolidated Statements of Income for the
                             Nine Months Ended September 30, 1997 and
                             September 30, 1996                             5

                  Condensed Consolidated Statements of Cash Flows for
                             the Nine Months Ended September 30, 1997 and
                             September 30, 1996                             6

                  Notes to Condensed Consolidated Financial Statements      7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            8 - 9


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          10


SIGNATURES                                                                  11

         Exhibit 11 - Computation of Earnings Per Share                     12

         Exhibit 27 - Financial Data Schedule                               13

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                           GAME FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     AS OF:

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1997               1996
                                                              ------------      ------------
                                 ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                $  8,462,902      $  5,504,161
     Marketable securities                                          60,071         1,131,736
     Receivables                                                   628,093           522,007
     Other                                                         793,903           341,981
                                                              ------------      ------------
          TOTAL CURRENT ASSETS                                   9,944,969         7,499,885
                                                              ------------      ------------

EQUIPMENT
     Furniture, fixtures, and equipment                          4,089,853         3,074,020
     Less accumulated depreciation                               1,597,091           944,317
                                                              ------------      ------------
                                                                 2,492,762         2,129,703
                                                              ------------      ------------

MARKETABLE SECURITIES                                                 --             301,530
                                                              ------------      ------------
                                                              $ 12,437,731      $  9,931,118
                                                              ============      ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $  1,883,463      $  1,382,010
     Accrued expenses                                              393,413           358,194
     Income taxes payable                                          307,017           190,230
                                                              ------------      ------------
          TOTAL CURRENT LIABILITIES                              2,583,893         1,930,434
                                                              ------------      ------------

DEFERRED INCOME TAXES                                               63,000            63,000
                                                              ------------      ------------

STOCKHOLDERS' EQUITY
     Preferred Stock                                                  --                --
     Common stock                                                   45,225            45,206
     Additional paid-in capital                                  4,731,766         4,719,910
     Retained earnings                                           5,013,847         3,170,441
     Unrealized gain on investments                                   --               2,127
                                                              ------------      ------------
                                                                 9,790,838         7,937,684
                                                              ------------      ------------
                                                              $ 12,437,731      $  9,931,118
                                                              ============      ============

            See notes to condensed consolidated financial statements

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                           GAME FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                           FOR THE THREE MONTHS ENDED:

                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                    1997           %               1996          %
                                                ----------------------        ----------------------
Revenue                                          $ 9,657,658      100%         $ 5,448,310      100%

Cost of Revenue                                    6,935,881       72%           3,594,484       66%
                                                --------------                --------------

Gross Margin                                       2,721,777       28%           1,853,826       34%

Sales, Marketing, General And
   Administrative Expenses                         1,301,184       13%           1,021,737       19%
                                                --------------                --------------

Operating Income                                   1,420,593       15%             832,089       15%

Other Income                                           4,485        0%              32,657        1%
                                                --------------                --------------

Income Before Taxes                                1,425,078       15%             864,746       16%

Income Tax Expense                                   595,000        6%             345,999        6%
                                                --------------                --------------

Net Income                                       $   830,078        9%         $   518,747       10%
                                                ==============                ==============

Net Income Per Share                             $      0.17                   $      0.11
                                                ==============                ==============

Weighted Average Shares Outstanding                4,742,210                     4,710,006
                                                ==============                ==============

            See notes to condensed consolidated financial statements

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                           GAME FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                           FOR THE NINE MONTHS ENDED:

                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                      1997           %               1996           %
                                                 -----------------------        -----------------------
Revenue                                           $ 24,065,338      100%         $13,273,370       100%

Cost of Revenue                                     17,327,275       72%           8,835,485        67%
                                                 ----------------               --------------

Gross Margin                                         6,738,063       28%           4,437,885        33%

Sales, Marketing, General And
   Administrative Expenses                           3,631,424       15%           2,620,221        20%
                                                 ---------------                --------------

Operating Income                                     3,106,639       13%           1,817,664        14%

Other Income                                            33,767        0%              97,771         1%
                                                 ---------------                --------------

Income Before Taxes                                  3,140,406       13%           1,915,435        14%

Income Tax Expense                                   1,297,000        5%             754,000         6%
                                                 ---------------                --------------

Net Income                                        $  1,843,406        8%         $ 1,161,435         9%
                                                 ===============                ==============

Net Income Per Share                              $       0.39                   $      0.25
                                                 ===============                ==============

Weighted Average Shares Outstanding                  4,707,766                     4,683,122
                                                 ===============                ==============

            See notes to condensed consolidated financial statements

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                           GAME FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           FOR THE NINE MONTHS ENDED:

                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                    1997               1996
                                                                ------------       ------------
OPERATING ACTIVITIES
     Net income                                                 $  1,843,406       $  1,161,435
     Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation                                              652,774            344,153
           Amortization of investment premiums
               and discounts                                           6,082             51,133
           Deferred income taxes                                        --               (6,000)
           Changes in operating assets and liabilities:
                Receivables                                         (106,086)          (122,719)
                Other current assets                                (451,922)          (128,458)
                Accounts payable                                     618,240            755,799
                Accrued expenses                                      35,219             92,723
               Deferred revenue                                         --              (43,506)
                                                                ------------       ------------
                    Net cash provided by
                     operating activities                          2,597,713          2,104,560
                                                                ------------       ------------

INVESTING ACTIVITIES
     Proceeds from maturities of marketable securities             1,364,986          2,930,432
     Purchases of marketable securities                                 --             (793,507)
     Purchases of equipment                                       (1,015,833)        (1,164,119)
                                                                ------------       ------------
          Net cash provided (used) by investing activities           349,153            972,806
                                                                ------------       ------------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                          11,875             26,828
     Proceeds from exercise of underwriter warrants                     --              510,000
                                                                ------------       ------------
          Net cash provided by financing activities                   11,875            536,828
                                                                ------------       ------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                               2,958,741          3,614,194

CASH AND CASH EQUIVALENTS
     Beginning of period                                           5,504,161            868,903
                                                                ------------       ------------
     End of period                                              $  8,462,902       $  4,483,097
                                                                ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                ------------       ------------
     Cash Paid for Taxes                                        $  1,291,701       $    728,879
                                                                ------------       ------------

            See notes to condensed consolidated financial statements


                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION - In the opinion of the Company, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the periods ended September 30, 1997 and 1996. The results of operations and cash flows for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997, or any other period. For further information, refer to the consolidated financial statements and footnotes included in the registrant Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

The following table summarizes the number of locations at which the Company operated at the indicated dates:

                                                 NUMBER OF LOCATIONS AT:
                                                 -----------------------

SERVICES PROVIDED                    12/31/94    12/31/95    12/31/96    9/30/97
-----------------                    --------    --------    --------    -------

Credit card only                            5          19          48         50
Credit card and check cashing               5           9          15         16
Credit card and ATM                         -           -           4          5
Credit card, check cashing and ATM          -           -           6         11
ATM only                                    -           -           3          1
                                           --          --          --         --
Total                                      10          28          76         83
                                           ==          ==          ==         ==

Number of states                            6          14          19         20

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's GameCash solution enables casinos to offer their patrons comprehensive cash access services including credit card cash advances, POS Debit, check cashing and ATMs. Revenue, which is derived from fees charged for cash access services, has increased significantly as a result of an increase in the number of locations at which the Company provides cash access services, the establishment of operations at larger casinos, and an increase in the volume of transactions at existing locations. The Company provided GameCash cash access services at 83 locations at September 30, 1997, compared to compared to 76 and 28 at the end of 1996 and 1995, respectively.

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

REVENUE

Revenue for the quarter ended September 30, 1997 was $9,658,000, a 77% increase over $5,448,000 for the same period in 1996. Revenue for the nine months ended September 30, 1997 was $24,065,000, an 81% increase over $13,273,000 for the same period last year.

COST OF REVENUE

Cost of revenue for the quarter ended September 30, 1997 was $6,936,000, compared with $3,594,000 for the same period last year. For the nine months ended September 30, 1997, cost of revenue was $17,327,000 compared with $8,835,000 for the same period last year. The increase in the number of transactions and the variable nature of the majority of the direct expenses is the primary cause of the increase in cost of revenue.

The gross margin percentage was 28% for the quarter ended September 30, 1997 compared with 34% for the same period last year. For the nine months ended September 30, 1997, gross margin was 28% compared with 33% for the same period last year. The reduction in gross margin as a percentage of revenue was due primarily to higher casino commission rates payable to casino operators under certain new or renewed contracts and increases in fees paid to the credit card companies for processing credit card transactions.

Management continues to believe that as the Company enters into more established markets with larger properties, primarily Las Vegas and Atlantic City, there will be increased pressure on gross margins. The Company is continuing its efforts to improve operating efficiencies and improve the cost effectiveness of its equipment.

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, marketing, general and administrative expenses for the quarter ended September 30, 1997 were $1,301,000, or 13% of revenue, compared with $1,022,000 or 19% of revenue, for the same period last year. For the nine months ended September 30, 1997, sales, marketing and general and administrative expenses were $3,631,000 or 15% of revenue compared with $2,620,000 or 20% of revenue. The reduction in these expenses as a percentage of revenue was due to the fixed nature of many of the items, the rapid growth in revenue and the Company's cost control measures.

The Company will continue to prudently invest in the development of new and improved applications of technology for the financial services segment of the gaming industry. In addition, through ongoing contact with current customers, the Company is continually upgrading and implementing system enhancements.

NET INCOME

For the quarter ended September 30, 1997, net income increased 60% to $830,000 or 17 cents per share compared with $519,000, or 11 cents per share for the same period last year. For the nine months ended September 30, 1997, net income increased 59% to $1,843,000 or 39 cents per share compared with $1,161,000 or 25 cents per share. All earnings per share amounts have been adjusted to reflect the 5-for-4 stock splits paid in September 1995 and June 1996.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary capital requirements have been to provide working capital for operating new and existing locations and fund purchases of equipment for use at new casino locations. At September 30, 1997, the Company had $9,945,000 in current assets compared with $7,500,000 at December 31, 1996. Cash, cash equivalents and marketable securities totaled $8,523,000 at September 30, 1997 compared with $6,937,000 at December 31, 1996. The Company's business requires it to maintain cash inventories for check cashing and ATM services. Cash inventory requirements increase as the Company increases the number of locations at which it provides its GameCash services. During the second quarter of 1997 the Company obtained a $5,000,000 line of credit which should be sufficient to address the cash requirements of continued growth for the next 12 to 24 months. At September 30, 1997, no borrowings were outstanding on the line of credit.

Operating activities during the nine months ended September 30, 1997 generated $2,598,000 of net cash compared with $2,105,000 of cash for the same period last year. The Company's investment in property and equipment of $1,016,000 during the nine months ended September 30, 1997 was slightly below the $1,164,000 investment in equipment during the same period last year. Investments in property are primarily related to equipment used in casino locations.

On September 24, 1997 it was announced that Game Financial Corporation had signed a merger agreement with Viad Corp (NYSE:VVI). The transaction is structured as a merger in which shareholders of the Company will receive shares of Viad Corp common stock in exchange for 100% of the outstanding shares of Game Financial. The value is $10.75 per share of Game Financial stock for total consideration of approximately $51 million. The transaction will be submitted to the shareholders of the Company for approval at a special meeting of shareholders on December 10, 1997. The transaction is planned to close by the end of 1997.

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

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

         No significant legal proceedings

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On September 24, 1997 it was announced that Game Financial Corporation had signed a merger agreement with Viad Corp (NYSE:VVI). The transaction is structured as a merger in which shareholders of the Company will receive shares of Viad Corp common stock in exchange for 100% of the outstanding shares of Game Financial. The value is $10.75 per share of Game Financial stock for total consideration of approximately $51 million. The transaction will be submitted to the shareholders of the Company for approval at a special meeting of shareholders on December 10, 1997. The transaction is planned to close by the end of 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

              (11) Statement re: computation of earnings per share

              (27)  Financial Data Schedule

         Reports on Form 8-K:

                  On October 8, 1997, the Company filed a Current Report on Form 8-K relating to the proposed merger between the Company and Viad Corp.

                           GAME FINANCIAL CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GAME FINANCIAL CORPORATION
                                      (Registrant)

Dated:  November 7, 1997              By:  /s/ Gary A. Dachis
                                           ------------------
                                           Gary A. Dachis, President and
                                           Chief Executive Officer

                                           /s/ Jeffrey L. Ringer
                                           Jeffrey L. Ringer, Vice President and
                                           Chief Financial Officer